Form 10-K
period 2017-12-31
Edgar Express, Inc.
filed 2018-04-17
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-220851

EDGAR EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Utah	26-0510649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11650 South State Street, Suite 240 Draper, Utah 84020	84020
(Address of principal executive offices)	(Zip Code)

(801) 816-2524

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the $0.02 Form S-1 registration statement price of our common stock (our common stock is not yet publicly traded), the aggregate market value of the common stock of Edgar Express, Inc. held by non-affiliates as of June 30, 2017 was $32,000.

As of April 9, 2018, we had 11,700,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

We were organized in the State of Utah on March 20, 2014 as Acadia Technologies, Inc. The Company’s initial business model included outsourced tech support services in addition to its current suite of regulatory services comprising administrative support, merchant and regulatory filing services to include full service XML, XBRL and HTML compliant EDGAR and XBRL filings. The Company changed its name to Edgar Express, Inc. on September 15, 2016. Regulatory filing services, which comprise the bulk of our revenue at this time, are provided to a limited number of affiliated small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), or file registration statements or other documents with the SEC pursuant to the Securities Act. Our business office and mailing address is 11650 South State Street, Suite 240, Draper, Utah 84020. Our telephone number is (801) 816-2524. Our Company website is currently under development at www.edgarexpress.com.

In addition to being the Chairman of the Company’s board of directors, Mary Foster is the Company’s Chief Executive Officer and Secretary. We currently have two employees and utilize the services of various contract personnel from time to time.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of the transition period pursuant to Section 107(b).

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Business

Since inception, we have operated as a low cost SEC filer for smaller reporting companies. We utilize third-party software to render word-processed documents, spreadsheets, and other items in a format acceptable to the SEC’s EDGAR system. In addition, we also are able to modify Securities Act filings and Exchange Act reports in XBRL format to assist our customers in complying with the SEC’s XBRL requirements applicable to certain filings and reports. Our Chief Executive officer has over 12 years of experience in providing these services.

We primarily provide our services in a narrow market niche (smaller companies that file Exchange Act reports), the scope of which includes the following:

•	Application for EDGAR access codes (CIK, CCC, and passwords) for our customers and their principals;
•	Conversion of required documents to acceptable formats (HTML, ASCII, XBRL);
•	XBRL tagging of filings and reports;
•	Editing and additional formatting as required by certain customers; and
•	Electronic transmission of the tagged and converted documents with the SEC via the EDGAR system.

We receive word-processed and other electronically-produced filings from our customers and then format these filings into EDGAR and XBRL format, as applicable. We then send the draft formatted filing to a representative of our customer for review, further editing, or approval to file. Once a converted document has been approved by our customer, our software allows us to file directly with the SEC on our customer’s behalf.

Our rates vary depending on size of the filing and the complexity of the service offered, as well as whether or not our customer submission will include financial statements, tables, or will require XBRL tagging in addition to rendering the customer files into an EDGAR-compliant format. We also vary our rates for customers who prefer to make significant changes to their draft filings after the filings have been rendered by our software, but before such filings have been submitted to the SEC.

We believe that our business fills an important market need of smaller reporting issuers that cannot afford the high cost of some of our larger competitors. Moreover, the costs of compliance for smaller public companies is a substantial component of their operating budget, and our lower-cost solution provides a reliable means by which these companies can maintain compliance with the SEC’s reporting standards.

For the years ended December 31, 2017 and 2016, one customer (related party) accounted for approximately 59% and 37% of total service revenues respectively, another customer accounted for approximately 21% and 13% of total service revenues respectively, and a third customer (related party) accounted for approximately 12% and 9% of total service revenues respectively. Accordingly, the Company is substantially dependent upon continual business from these three customers, two of which are affiliated entities of the Company. In addition, as of December 31, 2017 and 2016, these three customers represented 81% and 81%, respectively, of total accounts receivable, net.

Electronic Data Gathering Analysis and Retrieval (EDGAR)

In 1984, the SEC allocated $30 million to the creation of a standardized electronic filing protocol for reporting issuers and others filing reports under the Securities Act that would become known as Electronic Data Gathering Analysis and Retrieval (EDGAR). EDGAR automates the collection, validation, indexing, acceptance, and forwarding of SEC filings that is displayed in ASCII or HTML format and is freely available to the public on the SEC’s website www.sec.gov. In 1993, the SEC commenced a phased-in EDGAR filing requirement that became mandatory for U.S. public reporting companies in 1996 and thereafter for foreign filers in 2002.

eXtensible Business Reporting Language (XBRL)

XBRL was created in 1998 to be a standardized solution to reviewing comparable items in financial statements and footnotes across a broad array of reporting issuers in multiple industries. It is an international standard agreed upon by members of the accounting, financial, regulatory, academic and technology professions for making financial information more standardized and machine-readable. The standard is based on eXtensible Markup Language (XML), a technology standard for transmitting and consuming data across the Internet. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. The SEC began a voluntary XBRL reporting program in 2005 and, in 2009, began implementing a phased mandatory reporting program that now applies to Securities Act and Exchange Act forms and reports for all operating companies that file with the SEC. In addition to furnishing XBRL tagged documents to the SEC, these companies are also required to post these documents on their corporate web sites. These new disclosures supplement, but do not immediately replace or change, the traditional electronic filing formats of ASCII or HTML.

Administrative Support Services

We are a currently in the development stage in respect of client support services for small to medium-sized businesses to include remote receptionists, virtual office assistants, fully-equipped executive office suites, conference rooms, video and audio conferencing, cloud-based services, accounting, financial advisory, legal, and regulatory compliance and more. To date, in an attempt to further develop these product and service offerings, we have offered these services to certain affiliated entities of the Company on an as needed basis for little or no charge. Our objective is to provide increased business productivity by enabling our clients to outsource certain administrative functions, and allowing them to focus on operating and growing their core business. Our client support services are delivered by our expert team of professionals and enabled by our cloud-based technology platform, which allows our clients and their employees to efficiently use our services anytime and anywhere. We currently sell our services primarily through word of mouth and through the leveraging of existing strategic client relationships but we intend to take a more aggressive marketing approach to include marketing materials, social media campaigns, and radio advertising. We believe that our industry expertise and cost-efficient tailored service offerings provide us a competitive edge to our competitors.

Remote Receptionist

In an office, the receptionist is the first point of contact and the first impression is the most important. Our staff answers phone calls in the clients name with a personalized greeting. We will also screen, announce and transfer calls anywhere per the exact instructions provided by the client. Remote Receptionists are a simple yet very effective way to cut costs, and increase office efficiency and improve a company’s image. Remote Receptionist services are billed based upon the number of incoming calls answered for a given client. In addition to saving our clients the costs associated with having to pay a full time receptionist, Remote Receptionist also eliminates employee management and turnover, payroll taxes and benefits. The Company has implemented the technology and infrastructure to begin marketing of this service.

Virtual Office Assistants

Virtual Office Assistants provide administrative, creative or technical services. Virtual Office Assistants perform a similar function to an office secretary, or office manager, for both in-house and remote clients. Virtual Office Assistant services are generally billed on an hourly basis. Tasks that a Virtual Office Assistant might perform are:

•	Manage contact lists and customer spreadsheets;

•	Maintain a calendar and set up meetings;

•	Take transcription and handle correspondence;

•	Make travel arrangements;

•	Handle billing and accounting;

•	Prepare and send out e-mail newsletters;

•	Prepare, collate and ship proposals and meeting materials;

•	Send out requested information to customers

•	Handle client inquiries by phone or e-mail

The Company will require additional funding to substantially meet the staffing requirements to further implement this service.

Cloud-Based Services

Cloud-based services are applications, services or resources made available to users on demand via the internet. Cloud-based services help enhance productivity, and remove many of the IT management burdens associated with physical hardware and software. Because there aren't any physical servers that need to be purchased, configured or managed, it makes it easy to add additional users as the business grows and greatly reduces the amount of IT support required to keep things up and running and scale operations. Cloud-based services are charged through a usage-based model so that you only pay for what you use. Below are a few of the benefits of cloud-based services:

•	Cost-effectively provide employees the tools to be more productive;

•	Cloud-based services provide the latest tools, at a predictable monthly cost without the cost and pain of traditional upgrade processes;

•	Limited IT requirements for strategic business improvements;

•	Increased security for business processes;

•	Fault-tolerant solutions provided as part of the monthly fee;

Companies typically utilize cloud-based computing as a way to increase capacity, enhance functionality or add additional services on demand without having to commit to potentially expensive infrastructure costs or increase and train existing in-house support staff. The Company has implemented some of the technology and infrastructure to begin marketing of its cloud-based offerings. However, increased funding will be required to fully implement these products and services.

Accounting and Financial Advisory

The Company is currently offering accounting and financial advisory services by staffing top notch experienced accountants, and former "Big 4" auditors, with over 25 years of accounting experience. We provide various accounting and auditing services which include working with public companies and assisting them with financial reporting and SEC compliance issues. We provide various services to primarily publicly traded companies, assisting them with internal preparation of GAAP compliant financial statements and otherwise helping them become compliant with SEC financial reporting requirements and procedures. Accounting and financial advisory services are generally billed on a per project basis. The Company is currently offering accounting and financial advisory services.

Legal and Regulatory Compliance

The Company is currently offering legal and regulatory advisory compliance services. Our associate attorney advisors have over 20 years’ experience. Some of the services we provide through our associate attorneys include securities law advisory, mergers and acquisitions, corporate finance, and U.S. and international public company regulatory issues to include compliance and regulatory matters in accordance with Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. We have provided through our associate attorneys legal and advisory services for several small-cap public companies, including public companies traded on the London AIM, Frankfurt Stock Exchange, New York Stock Exchange, and the OTC Bulletin Board, and have worked closely with many public and private emerging growth companies throughout the world.

Merchant Processing Services

For every credit card transaction, there are at least four entities involved. The first two groups are the merchant and the customer. The other two parties involved are the card issuing bank and the bank providing the processing service to the merchant. Often however, you have an additional merchant service provider providing the merchant with the credit card processing service. While our merchant processing services are currently in the development stage, and are limited at this time, we currently offer web-based credit card processing services to our existing clients that require these services. Merchant processing services are billed at a rate of approximately 3.5% per transaction processed through the Company’s web terminal.

Growth Strategy

We intend to grow our business by attracting additional customers, as well as by seeking to provide additional regulatory filing services, administrative support services and merchant processing services to our existing clientele. For example, from time to time, we are asked to file documents with federal agencies other than the SEC, or we are asked to file documents with various U.S. state corporate and regulatory departments. Other than our website, we do not advertise our services, but instead rely on referrals from existing customers or through our business and commercial contacts.

Market

Regulatory Filing Operations

The global compliance market, of which regulatory filing services is a subsector, is expected to reach USD 64.6 billion by 2025. The need for regulatory compliance related services grew significantly owing to the advent of new regulations by governmental regulatory bodies as well as an increase in the number of companies seeking to become publicly traded on an international exchange.

Due to the recent moderate growth in the regulatory filing services subsector, a significant number of start-ups are getting into the business. However, many lack the relationships, experience and resources to be successful. Additionally, few offer the suite of services offered by the Company. We believe that Edgar Express, Inc. has the relationships, experience, resources and services to be successful in the regulatory filing services market.

Administrative Support Services

According to IBISWorld, the global administrative support services market is currently 135 billion dollars and grew 3.3% from 2012 to 2017, and is expected to grow over the next 5 years at a rate of 1.3%. It comprises of 171,000 businesses and employs almost a million workers.

Outsourced administrative support services are a superior, cost-effective means of satisfying a company’s business requirements, and we believe that Edgar Express, Inc. is uniquely positioned through our existing clientele and relationships to be successful in providing outsourced administrative support services as a value added service.

Merchant Processing Services

Merchant processing services represent a large and growing market that is fueled by a dramatic shift to the use and acceptance of credit-based services. According to the Nilson Report, purchase volume on credit and debit cards in the U.S. was $4.6 trillion in 2012 and is projected to reach $7.3 trillion in 2018, a compound annual growth rate of 9.5%.

Competition

Regulatory Filing Operations

The regulatory filing industry in the United States is highly competitive. We face competition from other filing services, as well as from corporate entities and law firms that provide their own filing services. We compete with a variety of companies, many of which have substantially greater technical, financial, marketing and other resources than we do, allowing them to compete more effectively than we can.

The industry in which we compete is highly competitive, with much larger and better capitalized organizations providing SEC filing services, as well as smaller service providers such as our Company, with relatively low barriers to entry. We do, however, believe that we can remain competitive with respect to a narrow subset of reporting issuers – those smaller issuers who cannot afford the substantial costs of engaging our larger competitors, but who still wish to remain compliant with the SEC’s reporting requirements. Overall, public company compliance costs can vary from $20,000 to $50,000 per year depending upon the regulatory requirements of an issuer. As a result, the cost of our filing service will remain the major competitive factor for the perceived future. In recent years, some of our larger competitors have developed integrated XBRL tagging and rendering solutions as part of accounting software packages. We do not have the resources to compete with these larger organizations and the range of products and services offered by them. Our ability to compete effectively will depend primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy.

Administrative Support Services

We face significant competition on a national and regional level from companies that deliver a range of bundled services that are generally similar to the services we provide. We anticipate that future competitors will enter this industry. Many of our current, and future, competitors have or may have greater marketing and financial resources than we do, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure. If we cannot compete effectively, our market share, business, results of operations and financial condition may suffer. We believe the principal competitive factors in our market include the following:

•	The level of customer satisfaction;

•	Ease of customer setup and on-boarding;

•	Total cost of service;

•	Brand awareness and reputation; and

•	Ability to serve customer needs;

We may not be successful in convincing potential clients that the outsourcing of certain services is a superior, cost-effective means of satisfying their business requirements.

If we cannot compete effectively against our competitors or against the alternative means by which companies meet their administrative, back-office and advisory obligations, our market share, business, results of operations and financial condition may suffer.

Merchant Processing Services

As previously noted, merchant processing services represent a large and growing market that is fueled by a dramatic shift to the use and acceptance of credit-based services. Accordingly, merchant processing services is an extremely competitive industry. Many of our competitors have significantly greater technical, financial, marketing and other resources than we do, allowing them to penetrate the merchant processing services market more effectively than we can. However, while we do not have the resources to compete with larger organizations, and our products and our scope of services is more limited. We do believe that we can remain competitive with respect to the products and services that we provide.

Employees

As of December 31, 2017, we had two employees, although we intend to hire additional personnel as we grow and develop our business. National unemployment rates remain low relative to historical averages, and there exists a significant amount of competition for skilled personnel in the administrative support services, merchant services and regulatory filing services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

Edgar Express, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-220851. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 11650 South State Street, Suite 240, Draper, Utah 84020. We lease our offices at this location pursuant to a written lease with a term from January 1, 2015 to December 31, 2017. We occupy approximately 500 square feet at this location in exchange for $500 per month. To date, we have not paid rent. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have filed an application with the Financial Industry Regulatory Authority (“FINRA”) and are awaiting to receive our symbol. We had approximately 36 registered holders of our common stock as of December 31, 2017. Registered holders do not include those stockholders whose stock has been issued in street name. Our stock is not yet quoted on an exchange but the last price per share offered to investors was $.02 per share.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On March 20, 2014, the Company issued 100,000 shares of its common stock to Chene Gardner, our former Chief Executive Officer from March 20, 2014 to June 1, 2015, for services rendered to the Company.

On March 20, 2014, the Company issued 10,000,000 shares of its common stock to Mary Foster, our current Chief Executive Officer for services rendered the Company.

On October 1, 2016, the Company issued 250,000 shares of its common stock to John D. Thomas for legal services rendered to the Company valued at a price of $0.02 per share or $5,000.

On July 1, 2017, the Company issued 100,000 shares of its common stock to Brandon Pehrson for his services as an independent Director of the Company valued at a price of $0.02 per share or $2,000.

On July 13, 2017, the Company issued 50,000 shares of its common stock to 2 individuals at a price of $0.02 per share or an aggregate of $1,000.

On July 14, 2017, the Company issued 375,000 shares of its common stock to 11 individuals at a price of $0.02 per share or an aggregate of $7,500.

On July 16, 2017, the Company issued 25,000 shares of its common stock to an individual at a price of $0.02 per share or $500.

On July 17, 2017, the Company issued 250,000 shares of its common stock to 5 individuals at a price of $0.02 per share or an aggregate of $5,000.

On July 18, 2017, the Company issued 150,000 shares of its common stock to 4 individuals at a price of $0.02 per share or an aggregate of $3,000.

On July 19, 2017, the Company issued 100,000 shares of its common stock to 2 individuals at a price of $0.02 per share or an aggregate of $2,000.

On July 20, 2017, the Company issued 100,000 shares of its common stock to 2 individuals at a price of $0.02 per share or an aggregate of $2,000.

On July 26, 2017, the Company issued 50,000 shares of its common stock to an individual at a price of $0.02 per share or $1,000.

On July 27, 2017, the Company issued 50,000 shares of its common stock to an individual at a price of $0.02 per share or $1,000.

On July 28, 2017, the Company issued 100,000 shares of its common stock to 3 individuals at a price of $0.02 per share or an aggregate of $2,000.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We were organized in the State of Utah on March 20, 2014 as Acadia Technologies, Inc. The Company’s initial business model included outsourced tech support services in addition to its current suite of regulatory services comprising administrative support, merchant and regulatory filing services to include full service XML, XBRL and HTML compliant EDGAR and XBRL filings. The Company changed its name to Edgar Express, Inc. on September 15, 2016. Regulatory filing services, which comprise the bulk of our revenue at this time, are provided to a limited number of small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), or file registration statements or other documents with the SEC pursuant to the Securities Act. Our business office and mailing address is 11650 South State Street, Suite 240, Draper, Utah 84020. Our telephone number is (801) 816-2524. You can find out more about our Company on our website located at www.edgarexpress.com.

General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2017 and 2016.

Revenues. The Company generated net revenues of $39,825 during the year ended December 31, 2017 as compared to $32,802 for the year ended December 31, 2016. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Compensation and payroll taxes. Compensation and payroll taxes for the year ended December 31, 2017 was $58,188 as compared to $56,892 for the year ended December 31, 2016.

Professional fees. Professional fees for the year ended December 31, 2017 was $22,751 as compared to $21,960 for the year ended December 31, 2016. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Rent. Rent expense for the years ended December 31, 2017 and 2016 was $6,000.

Provision for doubtful accounts. Provision for doubtful accounts for the year ended December 31, 2017 was $9,701 as compared to $1,090 for the year ended December 31, 2016. Accounts receivable are analyzed at the end of each reporting period to determine whether the provision for doubtful accounts is appropriate.

Other Operating Expenses. Other operating expenses were $3,069 for the year ended December 31, 2017 as compared to $954 for the year ended December 31, 2016.

Other Income (Expense). The Company had net other expense of $25,122 for the year ended December 31, 2017 compared to net other expense of $171 for the year ended December 31, 2016. Other expenses incurred were comprised of interest expenses related to promissory notes issued by the Company.

Net Loss. The Company had a net loss of $85,006 for the year ended December 31, 2017 compared to $54,265 for the year ended December 31, 2016. The increase in net loss was mainly due to increases in interest expenses related to promissory notes issued by the Company.

Liquidity and Capital Resources

As of December 31, 2017, our working capital deficit of $377,749 was comprised of total current assets of $16,545 and total current liabilities of $394,294. We continue to consume working capital in the pursuit of our business plan utilizing proceeds from loans or sales of our equity.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. It is unlikely that the Company will be able to maintain its reporting obligations beyond the third quarter of 2018. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate, which financing consists of long term loans at negotiated rates of interest. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 8 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

We expect to generate revenue pursuant to our new business plan and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

For the year ended December 31, 2017, cash increased $4,259 from $138 at December 31, 2016 to $4,397 at December 31, 2017.

Net cash used in operating activities was $41,291 during the year ended December 31, 2017, with a net loss of $85,006, provision for doubtful accounts of $9,701, common stock issued for services of $2,000, an increase in accounts receivable of $4,993 and an increase in accounts payable and accrued expenses of $37,007.

During the year ended December 31, 2017, the Company had no net cash flows from investing activities.

During the year ended December 31, 2017, the Company had $45,550 in net cash provided by financing activities which consisted of proceeds from the sale of common stock of $25,000, net proceeds from loans payable in the amount of $26,550, and payments on notes payable of $6,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Product sales were solely derived from the resale of clothing and other fashion items. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. For the periods presented, all sales were from online stores.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs, which were not material for the periods presented, are expensed as incurred.

Basic and Fully Diluted Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2017 and for the periods presented.

Research and Development

Research and development costs, were $-0- for both years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

MANAGEMENT’S PLAN TO CONTINUE AS A GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Edgar Express, Inc.

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Edgar Express, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of Edgar Express, Inc. as of December 31, 2017 and 2016 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 17, 2018

I have served as the Company’s auditor since 2017.

EDGAR EXPRESS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$4,397	$138
Accounts receivable, net of allowance for doubtful accounts
of $17,808, and $11,087, respectively	12,148	16,856

Total Current Assets	16,545	16,994

TOTAL ASSETS	$16,545	$16,994

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$60,373	$23,366
Loans payable	26,550	313,371
Notes payable	307,371	—

Total Current Liabilities	394,294	336,737

TOTAL LIABILITIES	394,294	336,737

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized,
11,700,000 and 10,350,000 shares issued and outstanding, respectively	11,700	10,350
Additional paid-in capital	30,400	4,750
Accumulated deficit	(419,849)	(334,843)

Total Stockholders' Deficit	(377,749)	(319,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,545	$16,994

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

SERVICE REVENUES	$39,825	$32,802

OPERATING EXPENSES

Compensation and payroll taxes	58,188	56,892
Professional fees	22,751	21,960
Rent	6,000	6,000
Provision for doubtful accounts	9,701	1,090
Other operating expenses	3,069	954

Total Operating Expenses	99,709	86,896

LOSS FROM OPERATIONS	(59,884)	(54,094)

OTHER INCOME (EXPENSES)

Interest expense	(25,122)	(171)

Total Other Income (Expenses)	(25,122)	(171)

NET LOSS	$(85,006)	$(54,265)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	10,708,883	10,162,158

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Stockholders' Deficit
From January 1, 2016 through December 31, 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2016	10,100,000	$10,100	$—	$(280,578)	$(270,478)

Common stock issued for services	250,000	250	4,750	—	5,000

Net loss for the year ended
December 31, 2016	—	—	—	(54,265)	(54,265)

Balance, December 31, 2016	10,350,000	10,350	4,750	(334,843)	(319,743)

Common stock issued for cash	1,250,000	1,250	23,750	—	25,000

Common stock issued for services	100,000	100	1,900	—	2,000

Net loss for the year ended
December 31, 2017	—	—	—	(85,006)	(85,006)

Balance, December 31, 2017	11,700,000	$11,700	$30,400	$(419,849)	$(377,749)

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(85,006)	$(54,265)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,000	5,000
Provision for doubtful accounts	9,701	1,090
Changes in operating assets and liabilities:
Accounts receivable	(4,993)	(7,406)
Accounts payable and accrued liabilities	37,007	11,671

Net Cash Used by Operating Activities	(41,291)	(43,910)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	25,000	—
Net proceeds from loans payable	26,550	43,840
Payments on notes payable	(6,000)	—

Net Cash Provided by Financing Activities	45,550	43,840

NET INCREASE (DECREASE) IN CASH	4,259	(70)

CASH, BEGINNING OF PERIOD	138	208

CASH, END OF PERIOD	$4,397	$138

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$344	$171
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Organization and Description of Business

The Company was organized in the State of Utah on July 11, 2007 and reincorporated on March 20, 2014. The Company is a full XML, XBRL and HTML compliant EDGAR and XBRL filing company. The Company provides these filing services to a limited number of small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), or file registration statements or other documents with the SEC pursuant to the Securities Act. The Company utilizes third-party software to render word-processed documents, spreadsheets, and other items in a format acceptable to the SEC’s EDGAR system. In addition, the Company is able to modify Securities Act filings and Exchange Act reports in XBRL format to assist its customers in complying with the SEC’s XBRL requirements applicable to certain filings and reports.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c. Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer financial condition, collection history and the aging of the related accounts receivable. A significant number of the Company’s customers are affiliated entities with a history of operating losses and limited cash flow. In addition, certain individuals affiliated with the Company have a history of facilitating the sale of the ownership control in those affiliated customer entities, at which time proceeds from the sale of the ownership control in the entity provides funds for the Company to collect past due receivables from services (See Note 6).

f. Revenue Recognition

Revenue from services is recognized upon completion of respective customer filings with the SEC. Revenue is not recognized unless all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery of services has occurred.

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for all periods presented was $-0-.

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

h. Basic and Diluted Net Loss Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock issued and outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

i. Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

j. Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

k. Financial Instruments

The Company follows FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

- Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

- Level 3 inputs to valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts reported in the balance sheets for cash, accounts receivable, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	December 31,
	2017	2016

Chene C. Gardner & Associates, Inc.	$15,000	$10,000
Rent	16,500	12,000
Accrued interest payable on notes payable	24,777	—
Payroll taxes	866	866
Other	3,230	500
Total	$60,373	$23,366

Chene C. Gardner & Associates, Inc. is controlled by Chene Gardner, Founder and Chief Executive Officer of the Company from March 20, 2014 to June 1, 2015. Chene C. Gardner & Associates, Inc. has provided accounting services to the Company for accrued compensation of $1,250 per quarter commencing January 1, 2015 (reflected in the Statements of Operations within professional fees expense).

The rent is due Acadia Properties, LLC pursuant to a Sublease Agreement dated January 1, 2015. The term of the agreement is month to month and provides for rent of $500 per month. Acadia Properties, LLC is controlled by Kenneth I. Denos (See Notes 3, 4 and 6).

NOTE 3 - LOANS PAYABLE

Loans payable consist of the following:
	December 31,
	2017	2016

Kenneth I. Denos P.C.	$26,150	$265,251
Acadia Group, Inc.	400	44,700
Acadia Properties, LLC	—	3,420
Total	$26,550	$313,371

The Loan Agreements with Kenneth I. Denos P.C., Acadia Group, Inc., and Acadia Properties, LLC were all dated in March 2014, do not provide for interest, and provide for repayment of the indebtedness at the earlier of (a) the Company attaining three consecutive months of net positive cash flow or (b) March 20, 2017.

Effective January 1, 2017, the Company issued 8% demand promissory notes totaling $313,371 in settlement of the $313,371 non-interest bearing loans payable outstanding at December 31, 2016. Kenneth I. Denos P.C., Acadia Group, Inc., and Acadia Properties, LLC are controlled by Kenneth I. Denos (See notes 4 and 6).

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 4 - NOTES PAYABLE

On January 1, 2017, the non-interest bearing loans payable totaling $313,371 at December 31, 2016 (See Note 3) were converted into 8% demand promissory notes. Notes payable at December 31, 2017 consist of the following:

December 31, 2017

Kenneth I. Denos, P.C., interest at 8%, due on demand	$265,251
Acadia Group, Inc., interest at 8%, due on demand	38,700
Acadia Properties, LLC, interest at 8%, due on demand	3,420
Total	$307,371

NOTE 5 - COMMON STOCK TRANSACTIONS

On March 20, 2014, the Company issued 10,100,000 restricted shares of common stock to Mary Foster, Chief Executive Officer of the Company (10,000,000 shares) and Chene Gardner, former Chief Executive Officer of the Company (100,000 shares) for services rendered. The shares were valued at $10,100 and charged to Company operations at that date.

On October 1, 2016, the Company issued 250,000 restricted shares of common stock for legal services rendered to the Company. The $5,000 fair value ($0.02 per share) of the 250,000 shares of common stock was expensed as professional fees in the three months ended December 31, 2016.

On July 1, 2017, the Company issued 100,000 shares of common stock to Brandon Pehrson for his services as an independent Director of the Company. The $2,000 fair value ($0.02 per share) of the 100,000 shares of common stock was expensed as other operating expenses in the three months ended September 30, 2017.

From July 13, 2017 to July 28, 2017, the Company sold a total of 1,250,000 restricted shares of common stock to 32 investors at $0.02 per share for total cash consideration of $25,000.

NOTE 6 - CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

Accounts receivable, net, consists of:

	December 31,
	2017	2016

Customer A (A)	$1,269	$—
Customer B	4,495	2,691
Customer C (B)	—	10,884
Customer D	2,916	2,231
Customer E	1,050	1,050
Customer F (C)	—	—
Customer G (D)	328	—
Other	2,090	—

Total	$12,148	$16,856

Related parties	$1,597	$10,884
Non-related parties	10,551	5,972
Total	$12,148	$16,856

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

Service revenues consist of:

	Year Ended
	December 31,
	2017	2016

Customer A (A)	$22,016	$12,091
Customer B	7,730	4,147
Customer C (B)	4,375	2,794
Customer D	3,044	5,528
Customer E	—	4,505
Customer F (C)	—	90
Customer G (D)	328	846
Other	2,332	2,801

Total	$39,825	$32,802

Related parties	$26,719	$15,821
Non-related parties	13,106	16,981
Total	$39,825	$32,802

The provisions for doubtful accounts consist of:

	Year Ended
	December 31,
	2017	2016

Customer A (A)	$—	$—
Customer B	(55)	90
Customer C (B)	15,259	56
Customer D	(46)	30
Customer E	—	55
Customer F (C)	—	13
Customer G (D)	(5,500)	846
Other	43

Total	$9,701	$1,090

Related parties	$9,759	$915
Non-related parties	(58)	175
Total	$9,701	$1,090

(A)	Kenneth I. Denos (see Notes 2, 3, and 4 above) has been Secretary of Customer A since 2010 and a director of Customer A since 2008.
(B)	Chene C. Gardner (see Note 2) has been the sole officer and director of Customer C since July 11, 2017.

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

(C)	Kenneth I. Denos has been the Chairman and Chief Executive Officer of Customer F since September 14, 2015. Chene C. Gardner has been the Chief Financial Officer of Customer F since October 6, 2015.
(D)	Kenneth I. Denos had voting control of Customer G to August 13, 2015.

The compensation and payroll taxes expense in the Statements of Operations for the years ended December 31, 2017 and 2016 were paid to the brother of Kenneth I. Denos.

NOTE 7 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2017 the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income through 2037. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components:

	December 31,
	2017	2016

Deferred tax assets:
NOL Carryover	$80,837	$104,943
Allowance for doubtful accounts	3,740	3,770
Valuation allowance	(84,577)	(108,713)
Net deferred tax asset	$—	$—

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income due to the following:

	Year Ended December 31,
	2017	2016

Expected tax at 34%	$(28,902)	$(18,450)
Stock-based compensation	680	1,700
Remeasurement of deferred income tax assets from 34% to 21% (a)	52,358	—
Change in valuation allowance	(24,136)	16,750
Provision for (benefit from) income taxes	$—	$—

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $52,358 from $136,935 to $84,577 as of December 31, 2017.

For all periods presented, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  For all periods presented, the Company had no accrued interest or penalties.

All tax years remain subject to examination by major taxing jurisdictions.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2017 of $419,849, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company believes these conditions have resulted from the inherent risks associated with small companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

Edgar Express, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

We expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to increase and develop our business, but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2017, we engaged Michael T. Studer CPA P.C. (“Studer”), independent registered public accounting firm, as our independent accountant. Prior to the engagement of Studer, the Company has not consulted with Studer regarding either:

a)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Studer concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2017, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)  There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Appointed as Executive Officer	Age	Background Information
Mary Foster (2015)	50	Since June 1, 2015, Mary Foster has been the Company’s Chief Executive Officer Secretary and Chairman of the Board of Directors. In addition to Mses. Foster’s principal roles for the Company, Ms. Foster has worked as an administrative assistant for Acadia Group, Inc. from September 2007 to present. Prior to joining the Company, since July 2004 Mses. Foster provided legal and administrative compliance services in the U.S. and Europe and assisted 30 and 40 Act public reporting entities with their regulatory filing requirements, in addition to Section 16 and Form D filings, using the EDGAR and XBRL filing format according to the Securities and Exchange Commission’s requirements.
Brandon Pehrson (2017)	40	In addition to his role as an Independent Director of the Company. Mr. Pehrson is a successful land developer, and general contractor. Mr. Pehrson has built new homes, commercial buildings, assisted living centers mixed-use developments, retail, office, assisted living center, and multi-family buildings in urban and suburban locations as the developer and general contractor. Mr. Pehrson has successfully managed all phases of the property development process, including: negotiations of contracts, locating suitable property for desired use, due diligence, land acquisition, budgeting, forecasting, financing, entitlement, environmental mitigation, improvements, planning, permitting, design, value-oriented specifications, construction, marketing, sales, leasing, tenant improvements, and property management. Mr. Pehrson's strengths include creative problem solving to manage challenging projects that involve community opposition, negotiating with city planners, economic development departments, and complex transactions. Mr. Pehrson is a licensed real estate broker and general contractor.

Director Independence

Neither of our board members is an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2017, the Board held no in-person meetings during the fiscal year ended December 31, 2017.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Mary Foster is our sole executive officer. Mses. Foster is our Chief Executive Officer as well as our principal accounting and financial officer. The business background of Mses. Foster is detailed above.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the fiscal year ended December 31, 2017, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2017 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award any stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2017, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Mary Foster	2017	$—	$—	$—	$—
Chief Executive Officer	2016	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Additionally, we did not grant any equity awards to our Named Executive Officers or directors during 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April 9, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 11650 South State Street, Suite 240, Draper, Utah 84020. As of April 9, 2018, we had 11,700,000 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
Mary Foster (3)	10,000,000	—	—	10,000,000	85.47%
Brandon Pehrson (4)	100,000	—	—	100,000	*
Kaycee Dunfield (5)	25,000	—	—	25,000	*
Robert Foster (6)	25,000	—	—	25,000	*
All current directors and executive officers as a group (2 persons)	10,100,000	—	—	10,100,000	86.32%

____________________

*	Indicates less than one percent.
(1)	The calculation of total beneficial ownership for each person in the table above is based upon the number of shares of common stock beneficially owned by such person, together with any options, warrants, rights, or conversion privileges held by such person that are currently exercisable or exercisable within 60 days of the date of this prospectus.
(2)	Based on 11,700,000 shares of our common stock, par value $0.001 per share, outstanding as of April 9, 2018.
(3)	Chief Executive Officer and Chairman of the Board.
(4)	Director of the Company.
(5)	Spouse of Brandon Pehrson.
(6)	Spouse of Mary Foster.

DESCRIPTION OF CAPITAL STOCK

The following description of our capital stock is based on relevant portions of the Utah Revised Business Corporation Act (the “Utah Act”), and on our Articles of Incorporation (also sometimes referred to as our “charter”) and Bylaws. This summary may not contain all of the information that is important to you, and we refer you to the Utah Act and our Articles of Incorporation and Bylaws for a more detailed description of the provisions summarized below.

Edgar Express, Inc. was organized as a corporation under the laws of the State of Utah on March 20, 2014. Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. As of April 9, 2018, there were approximately 36 record holders of our common stock. There are no outstanding options or warrants to purchase our stock.

Our Articles of Incorporation provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our Articles of Incorporation.

As of April 9, 2018, we had 11,700,000 shares of Common stock issued and outstanding, and -0- shares of preferred stock issued and outstanding.

Common Stock

We may issue up to 50,000,000 shares of common stock. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on an as converted basis on all matters submitted to a vote of stockholders, including the election of directors. Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors. The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our Series A Preferred Shares described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

To date, we have paid no cash dividends on our shares of common stock. Any future disposition of dividends will be at the discretion of our Board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We have no present plans for future cash or stock dividends. We intend to retain future earnings, if any, to provide funds for operation of our business.

Holders of our common stock have no preemptive rights. All outstanding shares of our common stock are validly issued, fully paid and non-assessable.

All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Preferred Stock

We may issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. We currently have no classes of preferred stock designated, and no shares of preferred stock are issued and outstanding.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the Utah Revised Business Corporation Act (the “Utah Act”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Utah law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We have previously entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of the Utah Act and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Business Combinations

Section 16-10a-1801 of the Utah Act, is applicable to corporations organized under the laws of the State of Utah. Subject to certain exceptions set forth therein, Section 16-10a-1801 of the Utah Act provides that a corporation shall not engage in any business combination with any “interested stockholder” for a two-year period following the date that such stockholder becomes an interested stockholder. Under certain circumstances, Section 16-10a-1801 of the Utah Act makes it more difficult for an interested stockholder to effect various business combinations with a corporation for a two-year period, although the stockholders may, by adopting an amendment to the corporation's charter or by-laws, elect not to be governed by this section. Our charter and by-laws do not exclude us from the restrictions imposed under Section 16-10a-1801 of the Utah Act. It is anticipated that the provisions of Section 16-10a-1801 of the Utah Act may encourage companies interested in acquiring us to negotiate in advance with the board of directors.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2017, the Board held no formal meetings during the fiscal year ended December 31, 2017.

The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

Compensation of Directors

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 20, 2014, we issued 10,000,000 founders shares of common stock to Mary Foster, the Company’s Chief Executive Officer and Chairman, for services rendered.

On July 1, 2017, we issued 100,000 shares of our common stock to Brandon Pehrson, a director of the Company, for services rendered to the Company as a member of the Board of Directors.

On July 14, 2017, we issued 25,000 shares of common stock to Kaycee Dunfield, the spouse of Brandon Pehrson, in exchange for $500 cash.

On July 14, 2017, we issued 25,000 shares of common stock to Robert Foster, the spouse of Mary Foster, in exchange for $500 cash.

Director Independence

Neither of the Company’s board members are an “independent director” in accordance with the published listing requirements of the NYSE Euro next Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors. We have not established any board committees. We hope in the future to add an independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered public accounting firm Michael T. Studer CPA P.C. for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$10,000	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$10,000	$-0-

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (as filed with Form S-1 October 5, 2017)
3.2	Amended and Restated Bylaws (as filed with Form S-1 October 5, 2017)
14.1	Code of Ethics for the Registrant (as filed with Form S-1 October 5, 2017)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mary Foster.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mary Foster.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGAR EXPRESS, INC.

/s/ Mary Foster
Dated: April 17, 2018	By: Mary Foster, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Mary Foster	Chief Executive Officer and Director	April 17, 2018
Mary Foster

/s/ Brandon Pehrson	Secretary and Director	April 17, 2018
Brandon Pehrson

