Form 10-Q
period 2018-03-31
Edgar Express, Inc.
filed 2018-05-15
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-220851

EDGAR EXPRESS, INC.

(Name of Small Business Issuer in Its Charter)

Utah	26-0510649
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State Street, Suite 240
Draper, Utah	84020
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2524
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 14, 2018, the Company had outstanding 11,700,000 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2018.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

EDGAR EXPRESS, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash	$245	$4,397
Accounts receivable, net of allowance for doubtful accounts
of $18,519, and $17,808, respectively	14,036	12,148

Total Current Assets	14,281	16,545

TOTAL ASSETS	$14,281	$16,545

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$66,920	$60,373
Loans payable	31,550	26,550
Notes payable	307,371	307,371

Total Current Liabilities	405,841	394,294

TOTAL LIABILITIES	405,841	394,294

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized,
11,700,000 and 11,700,000 shares issued and outstanding, respectively	11,700	11,700
Additional paid-in capital	30,400	30,400
Accumulated deficit	(433,660)	(419,849)

Total Stockholders' Deficit	(391,560)	(377,749)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,281	$16,545

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

SERVICE REVENUES	$13,395	$7,804

OPERATING EXPENSES

Compensation and payroll taxes	14,588	14,187
Professional fees	3,938	1,250
Rent	1,500	1,500
Provision for doubtful accounts	711	—
Other operating expenses	359	161

Total Operating Expenses	21,096	17,098

LOSS FROM OPERATIONS	(7,701)	(9,294)

OTHER INCOME (EXPENSES)

Interest expense	(6,110)	(6,209)

Total Other Income (Expenses)	(6,110)	(6,209)

NET LOSS	$(13,811)	$(15,503)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	11,700,000	10,350,000

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(13,811)	$(15,503)
Adjustments to reconcile net loss to net
cash used by operating activities:
Provision for doubtful accounts	711	—
Changes in operating assets and liabilities:
Accounts receivable	(2,599)	(5,700)
Accounts payable and accrued liabilities	6,547	9,715

Net Cash Used by Operating Activities	(9,152)	(11,488)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans payable	5,000	11,350

Net Cash Provided by Financing Activities	5,000	11,350

NET DECREASE IN CASH	(4,152)	(138)

CASH, BEGINNING OF PERIOD	4,397	138

CASH, END OF PERIOD	$245	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$47	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2018

(Unaudited)

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

c. Interim Financial Statements

The interim financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

d. Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

e. Estimates

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

f. Accounts Receivable, Net of Allowance for Doubtful Accounts

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

g. Revenue Recognition

Revenue from services is recognized upon completion of respective customer filings with the SEC. Revenue is not recognized unless all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery of services has occurred.

h. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for all periods presented was $-0-.

i. Basic and Diluted Net Loss Per Share

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

j. Income Taxes

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

k. Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

l. Financial Instruments

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

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	March 31,	December 31,
	2018	2017
	(Unaudited)
Chene C. Gardner & Associates, Inc.	$16,250	$15,000
Rent	18,000	16,500
Accrued interest payable on notes payable	30,840	24,777
Payroll taxes	880	866
Other	950	3,230
Total	$66,920	$60,373

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

NOTE 3 - LOANS PAYABLE

Loans payable consist of the following:
	March 31,	December 31,
	2018	2017
	(Unaudited)
Kenneth I. Denos P.C.	$31,150	$26,150
Acadia Group, Inc.	400	400
Total	$31,550	$26,550

The loans payable to Kenneth I. Denos P.C. and Acadia Group, Inc. are non-interest bearing and are due on demand. Kenneth I. Denos P.C. and Acadia Group, Inc. are controlled by Kenneth I. Denos (See notes 4 and 6).

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Kenneth I. Denos, P.C., interest at 8%, due on demand	$265,251	$265,251
Acadia Group, Inc., interest at 8%, due on demand	38,700	38,700
Acadia Properties, LLC, interest at 8%, due on demand	3,420	3,420
Total	$307,371	$307,371

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

NOTE 6 - CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

Accounts receivable, net, consists of:

	March 31,	December 31,
	2018	2017
	(Unaudited)

Customer A (A)	$1,467	$1,269
Customer B	789	4,495
Customer C (B)	—	—
Customer D	—	2,916
Customer E	1,050	1,050
Customer F (C)	—	—
Customer G (D)	1,684	328
Customer H	4,383	1,018
Customer I	3,493	—
Other	1,170	1,072

Total	$14,036	$12,148

Related parties	$3,151	$1,597
Non-related parties	10,885	10,551
Total	$14,036	$12,148

Service revenues consist of:

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Customer A (A)	$1,467	$3,716
Customer B	2,167	3,235
Customer C (B)	569	—
Customer D	738	853
Customer E	—	—
Customer F (C)	—	—
Customer G (D)	1,356	—
Customer H	3,434	—
Customer I	3,564	—
Other	100	—

Total	$13,395	$7,804

Related parties	$3,392	$3,716
Non-related parties	10,003	4,088
Total	$13,395	$7,804

The provisions for doubtful accounts consist of:

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Customer A (A)	$—	$—
Customer B	—	—
Customer C (B)	569	—
Customer D	—	—
Customer E	—	—
Customer F (C)	—	—
Customer G (D)	—	—
Customer H	69	—
Customer I	71	—
Other	2	—

Total	$711	$—

Related parties	$569	$—
Non-related parties	142	—
Total	$711	$—

(A)	Kenneth I. Denos (see Notes 2, 3, and 4 above) has been Secretary of Customer A since 2010 and a director of Customer A since 2008.
(B)	Chene C. Gardner (see Note 2) has been the sole officer and director of Customer C since July 11, 2017.
(C)	Kenneth I. Denos has been the Chairman and Chief Executive Officer of Customer F since September 14, 2015. Chene C. Gardner has been the Chief Financial Officer of Customer F since October 6, 2015.
(D)	Kenneth I. Denos had voting control of Customer G to August 13, 2015.

The compensation and payroll taxes expense in the Statements of Operations for the three months ended March 31, 2018 and 2017 were paid to the brother of Kenneth I. Denos.

NOTE 7 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At March 31, 2018 the Company had net operating loss carryforwards of approximately $415,000 that may be offset against future taxable income through 2038. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components:

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
NOL Carryover	$83,589	$80,837
Allowance for doubtful accounts	3,888	3,740
Valuation allowance	(87,477)	(84,577)
Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate (21% in 2018; 34% in 2017) to pretax income due to the following:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Expected tax at statutory rate	$(2,900)	$(5,271)
Stock-based compensation	—	—
Change in valuation allowance	2,900	5,271
Provision for (benefit from) income taxes	$—	$—

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

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2018 of $433,660, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Edgar Express, Inc. (hereafter, the “Company,” “we,” “our,” or “us”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2018 and 2017.

Revenues. The Company generated net revenues of $13,395 during the three months ended March 31, 2018 compared to $7,804 during the three months ended March 31, 2017. The increase is the result of increased services related to Edgar filings with the Securities and Exchange Commission.

Cost of Sales. Our cost of sales was $-0- during the three months ended March 31, 2018 and 2017.

Compensation and payroll taxes. Compensation and payroll taxes were $14,588 during the three months ended March 31, 2018 compared to $14,187 during the three months ended March 31, 2017.

Professional Fees. Professional fees were $3,938 during the three months ended March 31, 2018 compared to $1,250 during the three months ended March 31, 2017. Professional fees consist of audit and accounting fees associated with the Company filings with the Securities and Exchange Commission.

Rent. Rent expense for both the three months ended March 31, 2018 and 2017 was $1,500.

Provision for doubtful accounts. Provision for doubtful accounts was $711 for the three months ended March 31, 2018 compared to $-0- for the three months ended March 31, 2017.

Other Operating Expenses. Other operating expenses were $359 during the three months ended March 31, 2018 compared to $161 during the three months ended March 31, 2017.

Other Income (Expense). The Company had net other expenses of $6,110 during the three months ended March 31, 2018 compared to $6,209 during the three months ended March 31, 2017. Other expenses incurred were comprised of interest expenses related to promissory notes issued by the Company.

Net Loss. The Company had a net loss of $13,811 during the three months ended March 31, 2018 compared to $15,503 during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, our primary source of liquidity consisted of $245 in cash and cash equivalents. We hold our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2018 of $391,560 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ending December 31, 2018 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 2 to our audited financial statements for 2017 appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our future financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of March 31, 2018, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only two members. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
14.1	Code of Ethics for the Registrant (1)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mary Foster.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mary Foster.

(1) - filed with Form S-1 October 5, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGAR EXPRESS, INC.
Date: May 15, 2018	BY: /s/ Mary Foster__________________
Mary Foster
Chief Executive Officer

