Form 10-Q
period 2018-06-30
Edgar Express, Inc.
filed 2018-08-14
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 2, 2018, the Company had outstanding 11,700,000 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2018.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

EDGAR EXPRESS, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash	$1,161	$4,397
Accounts receivable, net of allowance for doubtful accounts
of $18,625, and $17,808, respectively	16,434	12,148

Total Current Assets	17,595	16,545

TOTAL ASSETS	$17,595	$16,545

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$80,347	$60,373
Loans payable	44,838	26,550
Notes payable	307,371	307,371

Total Current Liabilities	432,556	394,294

TOTAL LIABILITIES	432,556	394,294

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized,
11,700,000 and 11,700,000 shares issued and outstanding, respectively	11,700	11,700
Additional paid-in capital	30,400	30,400
Accumulated deficit	(457,061)	(419,849)

Total Stockholders' Deficit	(414,961)	(377,749)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,595	$16,545

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

SERVICE REVENUES	$13,015	$19,149	$26,410	$26,953

OPERATING EXPENSES

Compensation and payroll taxes	14,547	14,560	29,135	29,162
Professional fees	11,664	1,250	15,602	2,500
Rent	1,500	1,500	3,000	3,000
Provision for doubtful accounts	106	125	817	125
Other operating expenses	2,467	754	2,826	499

Total Operating Expenses	30,284	18,189	51,380	35,286

INCOME (LOSS) FROM OPERATIONS	(17,269)	960	(24,970)	(8,333)

OTHER INCOME (EXPENSES)

Interest expense	(6,132)	(6,427)	(12,242)	(12,637)

Total Other Income (Expenses)	(6,132)	(6,427)	(12,242)	(12,637)

NET LOSS	$(23,401)	$(5,467)	$(37,212)	$(20,970)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	11,700,000	10,350,000	11,700,000	10,350,000

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(37,212)	$(20,970)
Adjustments to reconcile net loss to net
cash used by operating activities:
Provision for doubtful accounts	817	125
Changes in operating assets and liabilities:
Accounts receivable	(5,103)	(8,404)
Accounts payable and accrued liabilities	19,974	17,790

Net Cash Used by Operating Activities	(21,524)	(11,459)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from loans payable	18,288	23,750

Net Cash Provided by Financing Activities	18,288	23,750

NET INCREASE (DECREASE) IN CASH	(3,236)	12,291

CASH, BEGINNING OF PERIOD	4,397	138

CASH, END OF PERIOD	$1,161	$12,429

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$48	$274
Taxes	$—	$—

Non-cash Financing Activity:

Issuance of 8% demand promissory notes to entities
in settlement of non-interest bearing loans payable
effective January 1, 2017	$—	$313,371

The accompanying notes are an integral part of these financial statements

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

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

c. Interim Financial Statements

The interim financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

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

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

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

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	June 30,	December 31,
	2018	2017
	((Unaudited)

Chene C. Gardner & Associates, Inc.	$17,500	$15,000
Rent	19,500	16,500
Accrued interest payable on notes payable	36,971	24,777
Payroll taxes	960	866
Other	5,416	3,230
Total	$80,347	$60,373

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

NOTE 3 - LOANS PAYABLE

Loans payable consist of the following:
	June 30,	December 31,
	2018	2017
	(Unaudited)

Kenneth I. Denos P.C.	$37,450	$26,150
Acadia Group, Inc.	6,400	400
Other	988	—
Total	$44,838	$26,550

The loans payable to Kenneth I. Denos P.C. and Acadia Group, Inc. are non-interest bearing and are due on demand. Kenneth I. Denos P.C. and Acadia Group, Inc. are controlled by Kenneth I. Denos (See notes 4 and 6).

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)

Kenneth I. Denos, P.C., interest at 8%, due on demand	$265,251	$265,251
Acadia Group, Inc., interest at 8%, due on demand	38,700	38,700
Acadia Properties, LLC, interest at 8%, due on demand	3,420	3,420
Total	$307,371	$307,371

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

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 6 - CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

Accounts receivable, net, consists of:

	June 30,	December 31,
	2018	2017
	(Unaudited)

Customer A (A)	$1,755	$1,269
Customer B	1,741	4,495
Customer C (B)	—	—
Customer D	786	2,916
Customer E	1,050	1,050
Customer F (C)	—	—
Customer G (D)	3,489	328
Customer H	4,869	1,018
Customer I	1,574	—
Other	1,170	1,072

Total	$16,434	$12,148

Related parties	$5,244	$1,597
Non-related parties	11,190	10,551
Total	$16,434	$12,148

Service revenues consist of:

	Six Months Ended
	June 30,	June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Customer A (A)	$6,602	$18,749
Customer B	3,155	4,197
Customer C (B)	669	2,060
Customer D	1,524	853
Customer E	—	—
Customer F (C)	—	—
Customer G (D)	3,161	—
Customer H	5,929	—
Customer I	5,170	—
Other	200	1,094

Total	$26,410	$26,953

Related parties	$10,432	$20,809
Non-related parties	15,978	6,144
Total	$26,410	$26,953

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

The provisions for doubtful accounts consist of:

	Six Months Ended
	June 30,	June 30,
	2018	2017
	(Unaudited	(Unaudited)

Customer A (A)	$—	$—
Customer B	36	84
Customer C (B)	669	41
Customer D	—	—
Customer E	—	—
Customer F (C)	—	—
Customer G (D)	—	—
Customer H	78	—
Customer I	32	—
Other	2	—

Total	$817	$125

Related parties	$669	$41
Non-related parties	148	84
Total	$817	$125

(A)	Kenneth I. Denos (see Notes 2, 3, and 4 above) has been Secretary of Customer A since 2010 and a director of Customer A since 2008.
(B)	Chene C. Gardner (see Note 2) has been the sole officer and director of Customer C since July 11, 2017.
(C)	Kenneth I. Denos has been the Chairman and Chief Executive Officer of Customer F since September 14, 2015. Chene C. Gardner has been the Chief Financial Officer of Customer F since October 6, 2015.
(D)	Kenneth I. Denos had voting control of Customer G to August 13, 2015.

The compensation and payroll taxes expense in the Statements of Operations for the three and six months ended June 30, 2018 and 2017 were paid to the brother of Kenneth I. Denos.

NOTE 7 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

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

At June 30, 2018 the Company had net operating loss carryforwards of approximately $421,000 that may be offset against future taxable income. Approximately $385,000 (of the $421,000 net operating loss carryforwards) expire in varying amounts through 2037 and approximately $36,000 does not expire. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components:

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
NOL Carryover	$88,481	$80,837
Allowance for doubtful accounts	3,911	3,740
Valuation allowance	(92,392)	(84,577)
Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate (21% in 2018; 34% in 2017) to pretax income due to the following:

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Expected tax at statutory rate	$(7,815)	$(5,271)
Stock-based compensation	—	—
Change in valuation allowance	7,815	5,271
Provision for (benefit from) income taxes	$—	$—

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

EDGAR EXPRESS, INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2018

(Unaudited)

All tax years remain subject to examination by major taxing jurisdictions.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2018 of $457,061, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2018 and 2017.

Revenues. The Company generated net revenues of $13,015 during the three months ended June 30, 2018 compared to $19,149 during the three months ended June 30, 2017. The Company generated net revenues of $26,410 during the six months ended June 30, 2018 compared to $26,953 during the six months ended June 30, 2017. The Company did not expect a change in revenues during the periods presented.

Cost of Sales. Our cost of sales was $-0- during the three and six months ended June 30, 2018 and 2017.

Compensation and payroll taxes. Compensation and payroll taxes were $14,547 during the three months ended June 30, 2018 compared to $14,560 during the three months ended June 30, 2017. Compensation and payroll taxes were $29,135 during the six months ended June 30, 2018 compared to $29,162 during the six months ended June 30, 2017. The Company did not expect a change in compensation and payroll taxes as there have been no recent hires of new employees.

Professional Fees. Professional fees were $11,664 during the three months ended June 30, 2018 compared to $1,250 during the three months ended June 30, 2017. Professional fees were $15,602 during the six months ended June 30, 2018 compared to $2,500 during the six months ended June 30, 2017. Professional fees have increased due to the audit and accounting fees associated with the Company filings with the Securities and Exchange Commission.

Rent. Rent expense for both the three months ended June 30, 2018 and 2017 was $1,500. Rent expense for both the six months ended June 30, 2018 and 2017 was $3,000.

Provision for doubtful accounts. Provision for doubtful accounts was $106 for the three months ended June 30, 2018 compared to $125 for the three months ended June 30, 2017. Provision for doubtful accounts was $817 for the six months ended June 30, 2018 compared to $125 for the six months ended June 30, 2017.

Other Operating Expenses. Other operating expenses were $2,467 during the three months ended June 30, 2018 compared to $754 during the three months ended June 30, 2017. Other operating expenses were $2,826 during the six months ended June 30, 2018 compared to $499 during the six months ended June 30, 2017.

Other Income (Expense). The Company had net other expenses of $6,132 during the three months ended June 30, 2018 compared to $6,427 during the three months ended June 30, 2017. The Company had net other expenses of $12,242 during the six months ended June 30, 2018 compared to $12,637 during the six months ended June 30, 2017. Other expenses incurred were comprised of interest expenses related to promissory notes issued by the Company.

Net Loss. The Company had a net loss of $23,401 during the three months ended June 30, 2018 compared to $5,467 during the three months ended June 30, 2017. The Company had a net loss of $37,212 during the six months ended June 30, 2018 compared to $20,970 during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, our primary source of liquidity consisted of $1,161 in cash and cash equivalents. We hold our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2018 of $414,961 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ending December 31, 2018 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited financial statements for 2017 appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, the end of our second quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only two members. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

EDGAR EXPRESS, INC.
Date: August __, 2018	BY: /s/ Mary Foster__________________
Mary Foster
Chief Executive Officer

