Form 10-Q
period 2018-09-30
Edgar Express, Inc.
filed 2018-11-14
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-220851

EDGAR EXPRESS, INC.

(Name of Small Business Issuer in Its Charter)

Utah	26-0510649
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

333 Avenue of the Americas, Suite 2000, Miami, Florida	33131-2185
(Address of Principal Executive Offices)	(Zip Code)

(786) 871-3333

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☑       No     ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☑       No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐              No     ☑

As of November 12, 2018, there were 11,700,000 shares of our common stock, par value $0.001 per share, outstanding.

EDGAR EXPRESS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Edgar Express, Inc.

Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Cash	$550,212	$4,397
Accounts receivable, net of allowance for doubtful accounts of $18,625, and $17,808, respectively	18,720	12,148

Total current assets	568,932	16,545

Total Assets	$568,932	$16,545

Liabilities and Stockholders’ Equity (Deficit)

Liabilities

Accounts payable and accrued liabilities	$123,325	$60,373
Loans payable	-	26,550
Notes payable	-	307,371

Total current liabilities	123,325	394,294

Total Liabilities	123,325	394,294

Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,500,000 and -0- shares issued and outstanding, respectively	7,500	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 11,700,000 and 11,700,000 shares issued and outstanding, respectively	11,700	11,700
Additional paid-in capital	1,024,610	30,400
Accumulated deficit	(598,203)	(419,849)

Total Stockholders’ Equity (Deficit)	445,607	(377,749)

Total Liabilities and Stockholders’ Equity (Deficit)	$568,932	$16,545

 The accompanying notes are an integral part of these unaudited financial statements.

Edgar Express, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Service Revenues	$6,478	$8,147	$32,888	$35,100

Operating Expenses
Compensation and payroll taxes	13,580	14,544	42,715	43,706
Professional fees	127,411	17,771	143,013	20,271
Rent	-	1,500	3,000	4,500
Provision for doubtful accounts	54	22	871	147
Other operating expenses	769	357	3,595	856

Total Operating Expenses	141,814	34,194	193,194	69,480

Loss from Operations	(135,336)	(26,047)	(160,306)	(34,380)

Other Expense

Interest expense	(5,806)	(6,287)	(18,048)	(18,924)

Net Loss	$(141,142)	$(32,334)	$(178,354)	$(53,304)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	11,700,000	11,700,000	11,700,000	10,708,883

 The accompanying notes are an integral part of these unaudited financial statements.

Edgar Express, Inc. and Subsidiaries

Statement of Equity (Deficit)

(Unaudited)

	Common	Preferred	Common	Preferred	Additional Paid-in	Accumulated
	Shares	Shares	Shares	Shares	Capital	Deficit	Total
Balance - December 31, 2017	11,700,000	-	11,700	-	30,400	(419,849)	(377,749)
Preferred stock issued for cash	-	7,500,000	-	7,500	442,500	-	450,000
Stock purchase warrants issued for cash	-	-	-	-	100,000	-	100,000
Debt repayment	-	-	-	-	451,710	-	451,710
Net loss	-	-	-	-	-	(178,354)	(178,354)
Balance - September 30, 2018	11,700,000	7,500,000	11,700	7,500	1,024,610	(598,203)	445,607

The accompanying notes are an integral part of these unaudited financial statements.

Edgar Express, Inc. and Subsidiaries

Statements of Cash Flows

(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(178,354)	$(53,304)
Adjustments to reconcile net loss
Provision for doubtful accounts	871	147
Common stock issued for services	-	2,000
Changes in operating assets and liabilities:
Accounts receivable	(7,443)	(9,368)
Accounts payable and accrued liabilities	153,104	25,101

Net Cash Used by Operating Activities	(31,822)	(35,424)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans payable	27,637	27,550
Payments on loans payable	-	(6,000)
Proceeds from sale of common stock	-	25,000
Proceeds from sale of preferred stock	450,000	-
Proceeds from sale of warrants	100,000	-

Cash provided by financing activities	577,637	46,550

Net increase (decrease) in cash	545,815	11,126
Cash, beginning of period	4,397	138
Cash, end of period	$550,212	$11,264

Cash paid for interest	$48	$274
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of 8% demand promissory notes to entities in settlement of non-interest bearing loans payable effective January 1, 2017	$-	$313,371
Debt retired in conjunction with share purchase from former owners	$451,710	$-

The accompanying notes are an integral part of these unaudited financial statements.

Edgar Express, Inc.

Notes to Financial Statements

For the three and nine months ended September 30, 2018 and 2017

(Unaudited)

Note 1 – Nature of the Business

Edgar Express, Inc. (the “Company”) was organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. The Company is a full XML, XBRL and HTML compliant EDGAR and XBRL filing company. The Company provides these filing services to a limited number of small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), or file registration statements or other documents with the SEC pursuant to the Securities Act.

On September 25, 2018, the owners of 99.96% of the outstanding common shares of the Company sold their common shares to certain unrelated third parties pursuant to a stock purchase agreement (the “Acquisition”).

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments, and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Reclassification

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in Edgar Express, Inc. annual financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of 90 days or less, when purchased, to be cash. As of September 30, 2018, and December 31, 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to customers in the ordinary course of business but mitigates risk by actively pursuing past due accounts. The allowance for doubtful accounts is based on customer financial condition, collection history and the aging of the related accounts receivable. A significant number of the Company’s customers are entities with a history of operating losses and limited cash flow that were historically affiliated with the majority stockholders of the Company prior to the Acquisition. In addition, certain individuals that were historically affiliated with the majority stockholders of the Company prior to the Acquisition have a history of facilitating the sale of the ownership control in those affiliated customer entities, at which time proceeds from the sale of the ownership control in the entity provides funds for the Company to collect past due receivables from services (See Note 3). Revenue recognized from entities that were historically affiliated with the majority stockholders of the Company prior to the Acquisition totaled $12,622 for the period ended September 30, 2018.

Revenue Recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no impact to the opening balance of accumulated deficit or revenues for the six months ended June 30, 2018 as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract, and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

The Company generates revenue from contracts to provide services to publicly traded companies. The Company has identified the promise to provide these services as its performance obligation, which is satisfied over a short time. The Company has a right to consideration from its customer an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As allowed by a practical expedient in Topic 606, the entity recognizes revenue in the amount to which the entity has a right to invoice. The term between invoicing and when payment is due is not significant.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Warrants

The Company relied on ASC 815 which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for the purpose of determining whether the scope exception described in ASC 815 applies. The warrants are classified as equity.

Preferred Stock

The Company accounts for preferred stock which is convertible into shares of its common stock as equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815-40-15, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The Company analyzed ASC 470 to determine if a beneficial conversion feature applied to the preferred stock issued, and determined that none would apply based on the market price relative to the conversion price of the preferred stock.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 17,500,000 and zero potentially dilutive shares, which include outstanding common stock options, warrants, convertible preferred stock and convertible notes, as of September 30, 2018, and December 31, 2017, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30,	December 31,
	2018	2017
Common stock underlying convertible preferred stock	7,500,000	-
Warrants to purchase common stock	10,000,000	-
Potential equivalent shares excluded	17,500,000	-

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company measures certain financial instruments at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable and convertible notes approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited revenue and had a cumulative net loss from inception to September 30, 2018, of $598,203. The Company had working capital of $445,607 as of September 30, 2018 due to the sale of equity late in September 2018, and the repayment of approximately $452,000 in debt due to related parties. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2018 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s activities or perhaps even cease the operation of its business.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and using the full retrospective method has determined that its adoption has had no impact on its financial position, results of operations or cash flows. The Company adopted the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which is effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods, did not have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future financial statements.

Note 3 – Accounts Receivable

As of September 30, 2018, and December 31, 2017, accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$37,345	$29,956
Allowance for bad debts	(18,625)	(17,808)
Total	$18,720	$12,148

Certain of the Company’s accounts receivable are due from entities which are or were previously under the control or majority ownership of the majority stockholders of the Company prior to the Acquisition. As of September 30, 2018, and December 31, 2017, these amounts totaled $24,092 and $22,341, respectively.

Note 4 – Accounts Payable and Accrued Liabilities

As of September 30, 2018, and December 31, 2017, current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$123,325	$31,500
Accrued interest on notes payable	-	24,777
Other accruals	-	4,096
Total	$123,325	$60,373

On September 25, 2018, in conjunction with the sale of a controlling interest in the Company, certain accounts payable and accrued interest which were due and payable to related parties as of December 31, 2017, were paid in full. Please see Note 5, Related Party Notes and Loans Payable.

As of September 30, 2018, none of the accounts payable were due to a related party.

Note 5 – Related Party Notes and Loans Payable

On September 25, 2018, in conjunction with the sale of a controlling interest in the Company, certain outstanding notes and loans payable were paid in full. It was accounted for as a capital contribution because the debts were to the former owners of the Company. The following debts were retired as of September 25, 2018:

	September 30, 2018	September 25, 2018	December 31, 2017
Loans Payable
Kenneth I. Denos P.C.	$-	$46,300	$26,150
Acadia Group, Inc.	-	6,400	400
Other	-	988	-

Notes Payable
Kenneth I. Denos, P.C.	-	265,261	265,261
Acadia Group, Inc.*	-	38,700	38,700
Acadia Properties, LLC*	-	3,420	3,420
Total	$-	$361,069	$333,931

*	Kenneth I. Denos controls Acadia Group, Inc. and Acadia Properties, LLC.

Note 6– Warrants

On September 25, 2018, in connection with the Acquisition, the Company granted to each of four (4) buyers of the shares of common stock from the sellers (the “Buyers”), (i) Class A warrants to purchase 1,250,000 shares of common stock (the “Class A Warrants”) and (ii) Class B warrants to purchase 1,250,000 shares of common stock (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”).

The Class A Warrants were granted to each of four (4) Buyers in exchange for a purchase price of $15,000, for a total to the Company of $60,000. The exercise price of the Class A Warrants is $3.00.

The Class B Warrants were granted to each of four (4) Buyers in exchange for a purchase price of $10,000, for a total to the Company of $40,000. The exercise price of the Class B Warrants is $5.00.

The Warrants were fully vested on the date of grant by the Company and will become exercisable on September 25, 2023, except in the event of a change in control (as described in the Warrants), termination without cause (as described in the Warrants), or the separation from the Company for good reason (as described in the Warrants), and such right to exercise the Warrants will expire on September 25, 2028.

The Warrants are subject to anti-dilution adjustments in connection with stock splits, tender offers, and certain other events (as described in the Warrants), and (y) provide for a right for the Warrant holder to choose to require that the Warrants be assumed by a successor entity or that the Warrant holder receive the same consideration as stockholders upon certain change in control events. Each of the Buyers was required to pay the applicable purchase price for the Warrants, and did pay such amounts, within 75 days of the grant date of the Warrants.

The Warrant stipulates that if the registration statement is not filed there are no liquidated damages, accordingly there was no accounting recognition for the registration rights. No underwriting commission or discounts were given or paid in connection with the issuance and sale of the Warrants.

The Company relied on ASC 815-40-15 which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for the purpose of determining whether the scope exception described in ASC 815 applies. The warrants are classified as equity.

Note 7 – Capital Stock

At September 30, 2018, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2018, there were 11,700,000 shares of common stock issued and outstanding and 7,500,000 shares of preferred stock outstanding.

Each share of Series A preferred stock is convertible at any time at the option of the holder thereof into one share of common stock. Each share of Series A preferred stock is mandatorily convertible into common stock in the event a holder of Series A preferred stock transfers (as defined in the Certificate of Designation of Preferences, Rights, and Limitations of the Series A preferred stock)) any or all of his, her, or its shares of Series A preferred stock to any third party; provided, however, that such shares of Series A preferred stock will not automatically be converted into shares of common stock if (i) the transfer of the Series A preferred stock is to an existing holder of Series A preferred stock, (ii) the transfer is to any trust for the direct benefit of such holder and such holder is the sole trustee and sole beneficiary of such Trust, or (iii) the Board of Directors of the Company (the “Board”), including all directors appointed by the holders of the Series A preferred stock, determines that such transfer shall not trigger such mandatory conversion.

The Series A preferred stock has the same dividend and liquidation rights as the common stock, and on any matter presented to the stockholders of the Company for their action or consideration, each holder of a share of Series A preferred stock will be entitled to cast the number of votes equal to the product of (a) the number of whole shares of common stock into which the shares of Series A preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter, multiplied by (b) fifty (50).

The Company accounts for preferred stock convertible to shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the three and nine months ended September 30, 2018, the Company issued 7,500,000 shares of Series A preferred stock in exchange for $450,000 in cash.

During the three and nine months ended September 30, 2018, the Company did not issue additional shares of common stock.

Note 8– Related Party Transactions

On September 25, 2018, the Board of Directors of the Company appointed Daniel E. Schmerin and Jeffrey C. Piermont as members of the Board of Directors. Further, Mr. Schmerin was appointed as the Company’s Chief Executive Officer and Mr. Piermont was appointed as the Company’s Chief Operating Officer, President, and Secretary.

Mr. Schmerin owns or controls 2,924,100 shares of the Company’s common stock, owns or controls 2,500,000 shares of the Company’s Series A preferred stock, and owns or controls 2,500,000 shares underlying Warrants. Mr. Piermont owns or controls 2,674,100 shares of the Company’s common stock, owns or controls 2,500,000 shares of the Company’s Series A preferred stock, and owns or controls 2,500,000 shares underlying Warrants. As of November 12, 2018, the Sellers have failed to deliver to Mr. Piermont 250,000 of the shares of common stock that are required to be delivered pursuant to the terms of the stock purchase agreement governing the Acquisition. All parties to the stock purchase agreement are considering alternatives with respect to the delivery of the remaining shares of common stock.

Peter A. Cohen, a director of one of the Company’s subsidiaries, owns or controls 2,924,100 shares of the Company’s common stock, owns or controls 2,500,000 shares of the Company’s Series A preferred stock, and owns or controls 2,500,000 shares underlying Warrants. George Blumenthal owns or controls 2,924,100 shares of the Company’s common stock and owns or controls 2,500,000 shares underlying Warrants.

As of September 30, 2018, a majority of the operating expenses and accounts payable were related to a certain law firm. One of the officers of the Company is related to one of the partners of this firm through marriage. The partner does not perform legal services for the Company and is not compensated directly from the fees paid to the law firm by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations of Edgar Express, Inc. (hereafter, the “Company,” “we,” “our,” or “us”) should be read in conjunction with the unaudited financial statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Actual results could differ materially from those projected in the forward-looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Recent Developments

Stock Purchase Agreement

On September 25, 2018, the Company entered into that certain Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, the stockholders of the Company (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ Representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”) pursuant to which the Buyers paid $450,000 in aggregate cash consideration for (i) 11,696,400 shares of common stock (the “Shares”) of the Company, par value $0.001 (the “Common Stock”) from the Sellers, which Shares constitute 99.96% of the issued and outstanding shares of the Company and (ii) the extinguishment and payment in full of (A) an aggregate of $307,370.68 in notes payable of the Company, and (B) an aggregate of $44,837.94 in loans payable of the Company. As of November 12, 2018, the Sellers have failed to deliver to the Buyers 250,000 of the shares of common stock that are required to be delivered pursuant to the terms of the Purchase Agreement. All parties to the Purchase Agreement are considering alternatives with respect to the delivery of the remaining shares of common stock.

Preferred Stock Subscription Agreement

In addition, on September 25, 2018, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain of the Buyers, pursuant to which the Company issued to such Buyers an aggregate of 7,500,000 shares of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share for an aggregate purchase price of $450,000.

Grant of Warrants

On September 25, 2018, the Company granted to each of the Buyers (i) Class A warrants to purchase 1,250,000 shares of Common Stock (the “Class A Warrants”) and (ii) Class B warrants to purchase 1,250,000 shares of Common Stock (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”).

The Class A Warrants were granted to the Buyers in exchange for a purchase price of $15,000. The exercise price of the Class A Warrants is $3.00. The Class B Warrants were granted to the Buyers in exchange for a purchase price of $10,000. The exercise price of the Class B Warrants is $5.00.

The Warrants were fully vested on the date of grant by the Company and will become exercisable on September 25, 2023, except in the event of a change in control (as described in the Warrants), termination without cause (as described in the Warrants), or the separation from the Company for good reason (as described in the Warrants), and such right to exercise the Warrants will expire on September 25, 2028. The Warrants (x) are subject to anti-dilution adjustments in connection with stock splits, tender offers, and certain other events (as described in the Warrants), and (y) provide for a right for the Warrant holder to choose to require that the Warrants be assumed by a successor entity or that the Warrant holder receive the same consideration as stockholders upon certain change in control events. Each of the Buyers was required to pay the applicable purchase price for the Warrants, and did pay such amounts, within 75 days of the grant date of the Warrants.

New Management Team

On September 25, 2018, Mary Foster and Brandon Pehrson resigned as officers of the Company. Mrs. Foster and Mr. Pehrson are continuing to serve on the Board of Directors of the Company (the “Board”) until their successors are duly elected and qualified.

Also, on September 25, 2018, the Board appointed Daniel E. Schmerin and Jeffrey C. Piermont as members of the Board of Directors. Further, Mr. Schmerin was appointed as the Company’s Chief Executive Officer and Mr. Piermont was appointed as the Company’s Chief Operating Officer, President, and Secretary.

Overview

We were initially organized in the State of Utah on March 20, 2014, as Acadia Technologies, Inc. The Company’s initial business model included outsourced technical support services in addition to its current suite of regulatory services comprising administrative support, merchant and regulatory filing services to include full service XML, XBRL and HTML compliant EDGAR and XBRL filings. The Company changed its name to Edgar Express, Inc. on September 15, 2016. Regulatory filing services, which comprise the bulk of our revenue at this time, are provided to a limited number of small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, or file registration statements or other documents with the SEC pursuant to the Securities Act. Our business office and mailing address is 333 Avenue of the Americas, Suite 2000, Miami, Florida 33131-2185. Our telephone number is (786) 871-3333.

General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling and marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenues

We generated net revenues of $6,478 during the three months ended September 30, 2018, compared to $8,147 during the three months ended September 30, 2017. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2018, were $141,814, an increase of $107,620, or 315%, as compared to $34,194 for the three months ended September 30, 2017. General and administrative expenses consisted primarily of wages and related taxes, which were $13,580 during the three months ended September 30, 2018, compared to $14,544 during the three months ended September 30, 2017, and professional fees which were $127,411 during the three months ended September 30, 2018 compared to $17,771 during the three months ended September 30, 2017.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2018, we recorded a net loss of 141,142 compared to a net loss of $32,334 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Revenues

We generated net revenues of $32,888 during the nine months ended September 30, 2018, compared to $35,100 during the nine months ended September 30, 2017. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2018, were $193,194, an increase of $123,714, or 178%, as compared to $69,480 for the nine months ended September 30, 2017. General and administrative expenses consisted primarily of wages and related taxes, which were $42,715 during the nine months ended September 30, 2018, compared to $43,706 during the nine months ended September 30, 2017, and professional fees which were $143,013 during the nine months ended September 30, 2018, compared to $20,271 during the nine months ended September 30, 2017.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2018, we recorded a net loss of 178,354 compared to a net loss of $53,304 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, our primary source of liquidity consisted of $550,212 in cash. We hold our cash reserves in local checking accounts with local financial institutions. Since inception we have financed our operations through a combination of short and long-term loans, and through the private placement of our common and preferred stock, and the recent sale of warrants.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2018, of $598,203 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We believe that cash on hand at September 30, 2018, will be sufficient to fund our current operations into the second half of 2019. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2018, we incurred net losses of $178,354 and used cash in operations of $31,822. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2018, we used $31,822 of cash in operating activities primarily as a result of our net loss of $178,354 offset in part by $146,532 in changes in operating assets and liabilities.

During the nine months ended September 30, 2017, we used $35,424 of cash in operating activities primarily as a result of our net loss of $53,304, offset in part by $15,880 in changes in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2018 and 2017, the Company did not have investing activities.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $577,637 cash, includes $450,000 in proceeds from the placement of Series A preferred Stock, $27,637 in proceeds from loans payable and $100,000 from the sale of warrants.

During the nine months ended September 30, 2017, financing activities provided $46,550 cash, includes $27,550 in proceeds from loans payable, $6,000 in repayment to loans payable and $25,000 proceeds in sales of common stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three-month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
2.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 1, 2018).
3.1	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2018).
3.2	Amendment to Amended and Restated Articles of Association of the Company, dated as of September 25, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2018).
10.1	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2018).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 1, 2018).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 1, 2018).
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGAR EXPRESS, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ Daniel Schmerin
Daniel Schmerin
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer