Form 10-K
period 2018-12-31
Andover National Corp
filed 2019-03-15
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55882

ANDOVER NATIONAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
Delaware	83-2216345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Avenue of the Americas, Suite 2000, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(786) 871-3333

(Registrant’s telephone number, including area code)

EDGAR EXPRESS, INC.

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, was approximately $60,384 based on the closing sales price of the Class A Common Stock on such date.

As of March 15, 2019, there were 2,340,000 shares of Class A Common Stock, and 1,500,000 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report for Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or the negative thereof or other variations thereon or other comparable terminology. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding: expectations for revenues, cash flows and financial performance and the anticipated results of our ongoing development and business strategies.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

●	our ability to continue as a going concern;

●	our ability to generate revenue or achieve profitability;

●	the success of our growth strategy;

●	our ability to obtain additional financing on acceptable terms, if at all;

●	the level of competition for regulatory services;

●	our ability to attract and retain key personnel;

●	the volatility of the price of our Class A Common Stock;

●	the marketability of our Class A Common Stock;

●	the potential loss of any significant customers; and

●	general economic and financial conditions.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1. Business

Company History and Acquisition

We were organized in the State of Utah on March 20, 2014 as Acadia Technologies, Inc. Our initial business model included outsourced technology support services in addition to our current suite of regulatory services comprising administrative support, merchant and regulatory filing services to include full-service XML, XBRL and HTML compliant EDGAR and XBRL filings. We changed our name to Edgar Express, Inc. on September 15, 2016. Regulatory filing services, which comprise the bulk of our revenue at this time, are provided to a limited number of affiliated small public companies that are required to file reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), or file registration statements or other documents with the SEC pursuant to the Securities Act.

On September 25, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among us, our stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”), pursuant to which the Buyers paid $450,000.00 in aggregate cash consideration for (i) 2,340,000 shares of our Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of our issued and outstanding shares as of December 31, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in our notes payable, and (B) an aggregate of approximately $54,187 in loans payable by us (the “Acquisition”). As a result of the sale of the shares of our Class A common stock by the Sellers, the Buyers held a controlling interest in us. The above share amounts have been adjusted to reflect the Reincorporation (as defined below). See Note 7, Capital Stock, and Note 10, Subsequent Events, of Part II, Item 8, of this Annual Report on Form 10-K.

Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Company with and into the Company’s wholly-owned subsidiary, Andover National Corporation, a Delaware corporation (“Andover”). The Company and Andover entered into an agreement and plan of merger on January 9, 2019, which was previously disclosed and attached as an appendix to our definitive information statement on Schedule 14C filed with the SEC on January 22, 2019. The certificate of merger was accepted by the state of Delaware on February 7, 2019. The Reincorporation was approved by a majority of the Company’s stockholders acting by written consent, dated January 9, 2019.

In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of Edgar Express automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class A Common Stock, of Andover, without any action on the part of the Company’s stockholders. As of March 15, 2019, there are 2,340,000 issued and outstanding shares of Class A Common Stock following the Reincorporation. See Note 7, Capital Stock, and Note 10, Subsequent Events, of Part II, Item 8, of this Annual Report on Form 10-K.

Our principal business office and mailing address is 333 Avenue of the Americas, Suite 2000, Miami, Florida, 31331. Our telephone number is (786) 871-3333. Our Company website is www.andovernational.com.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A Common Stock less attractive because we may rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and the price of our Class A Common Stock may be more volatile.

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

We could remain an “emerging growth company” until the last day of our fiscal year following the fifth anniversary of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.07 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time are we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Business

Since inception, we have operated as a low-cost SEC filer for smaller reporting companies. We utilize third-party software to render word-processed documents, spreadsheets, and other items in a format acceptable to the SEC’s EDGAR system. In addition, we also are able to modify Securities Act filings and Exchange Act reports in XBRL format to assist our customers in complying with the SEC’s XBRL requirements applicable to certain filings and reports.

We primarily provide our services in a narrow market niche (smaller companies that file Exchange Act reports), the scope of which includes the following:

●	Application for EDGAR access codes (CIK, CCC, and passwords) for our customers and their principals;

●	Conversion of required documents to acceptable formats (HTML, ASCII, XBRL);

●	XBRL tagging of filings and reports;

●	Editing and additional formatting as required by certain customers; and

●	Electronic transmission of the tagged and converted documents with the SEC via the EDGAR system.

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

For the years ended December 31, 2018 and 2017, one customer (a related party) accounted for approximately 47% and 56% of total service revenues respectively, and another three customers accounted for approximately 54% and 38% of total service revenues respectively. Accordingly, the Company is substantially dependent upon continual business from these four customers.

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

Growth Strategy

Following the Acquisition, we have been evaluating strategic options and we are currently assessing potential acquisitions spanning different industries from a number of sources. We are seeking to opportunistically acquire profitable, privately-owned small businesses across the United States from founders, families, and others contemplating an ownership transition through an asset acquisition, capital stock exchange, merger, stock purchase, or other similar business transactions. We will have certain burdens and costs with respect to these activities, and certain additional risks associated with the subsequent integration of new businesses into our operations. We will need to obtain additional financing in order to effect any such acquisitions.

Competition

The industry in which we compete is highly competitive, with much larger and better capitalized organizations providing SEC filing services, as well as smaller service providers such as our Company, with relatively low barriers to entry. We do, however, believe that we can remain competitive with respect to a narrow subset of reporting issuers – those smaller issuers who cannot afford the substantial costs of engaging our larger competitors, but who still wish to remain compliant with the SEC’s reporting requirements. Overall, public company compliance costs can vary from $20,000 to $50,000 per year depending upon the regulatory requirements of an issuer. As a result, the cost of our filing service will remain the major competitive factor for the perceived future. In recent years, some of our larger competitors have developed integrated XBRL tagging and rendering solutions as part of accounting software packages. We do not have the resources to compete with these larger organizations and the range of products and services offered by them. Our ability to compete effectively depends primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy.

Employees

As of December 31, 2018, we had three employees, although we intend to hire additional personnel as we grow and develop our business.

Available Information

Andover National Corporation is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-55882. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

Item 1A. Risk Factors

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Risks Relating to the Company and our Business

We face early stage risks and other risks that we have not yet identified.

We have a limited operating history. As a company in the early stages of its new business strategy and under new management, we may experience under-capitalization, cash shortages, setbacks in employee recruitment or acquisitions for growth opportunities, and other risks common to emerging businesses. No assurance can be given that we will be able to successfully implement any or all of our business plan, or if implemented, that we will accomplish the desired objectives of operation, expansion, or creation of additional revenues and earnings.

Our independent registered public accounting firms have expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements included in this annual report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.  The reports of our independent registered public accounting firms on our financial statements for the years ended December 31, 2018 and 2017, each include an explanatory paragraph indicating that we have limited revenues and suffered recurring losses from operations. The inclusion of a going concern explanatory paragraph in future reports of our independent auditors may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

We are reliant on the success of our expansion plans.

Our growth strategy depends to a significant degree upon our ability to successfully acquire, develop, and profitably operate new businesses, in industries and markets which we may choose to enter. The successful acquisition and development of new businesses will depend on a number of factors, including the identification and availability of suitable assets, businesses or acquisition candidates, the determination of new industries in which to expand, the availability of adequate financing, the hiring, training, and retention of qualified employees, the ability of management to effectively control the expansion process, and other factors, some or all of which may be beyond our control. As a result, there can be no assurance that we will be able to implement our growth strategy, to acquire new businesses on a timely and cost-efficient basis, or to operate our new businesses profitably. If the expected operating efficiencies from such transactions do not materialize, if we fail to integrate new businesses into our existing portfolio, or if the costs of such integration exceed expectations, our operating results and financial condition would be adversely affected.

If future acquisitions do not achieve sufficient profitability relative to expenses and investment, our business and ability to finance our operations could be materially adversely affected.

A key element of our growth strategy is the acquisition or development of other related businesses. The potential negotiation of future acquisitions could require us to incur significant costs and expose us to significant risks, including:

●	risks relating to the condition of assets acquired and exposure to residual liabilities of prior businesses;

●	operating risks, including equipment, technology, and supply problems, regulatory requirements, and approvals necessary for acquisitions;

●	risks that potential acquisitions may require the disproportionate attention of our senior management;

●	risks related to our ability to retain experienced personnel of the acquired company; and

●	risks that certain acquisitions may require regulatory approvals, which could be refused or delayed, and which could result in unforeseen regulatory expenses or unfavorable regulatory conditions.

These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities, and fluctuations in quarterly results and expenses.

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

●	seek to acquire related businesses;

●	expand geographically;

●	make significant capital expenditures to support our ability to provide services in our existing businesses; and

●	incur increased general and administrative expenses as we grow.

As a result of these factors, we may not achieve, sustain, or increase our profitability on an ongoing basis.

We may have difficulty integrating the operations of companies or businesses that we may acquire and may incur substantial costs in connection therewith.

A significant component of our growth strategy is the acquisition of other operations. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. The costs and benefits of future acquisitions are uncertain. Any of these transactions could be material to our business, financial condition, and results of operations. In addition, the process of integrating the operations of an acquired company may create unforeseen operating difficulties and expenditures. The key areas where we may face risks and uncertainties include:

●	the need to implement or remediate appropriate controls, policies, and procedures at companies that, prior to the acquisition, lacked these controls, policies, and procedures;

●	disruption of ongoing business, diversion of resources and of management time and focus from operating our business to acquisitions and integration challenges;

●	our ability to achieve anticipated benefits of acquisitions by successfully marketing the service offerings of acquired businesses to our existing partners and customers, or by successfully marketing our existing service offerings to customers and partners of acquired businesses;

●	the negative impact of acquisitions on our results of operations as a result of large one-time charges, substantial debt or liabilities acquired or incurred, amortization or write down of amounts related to deferred compensation, goodwill, and other intangible assets, or adverse tax consequences, substantial depreciation, or deferred compensation charges;

●	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;

●	the possibility of acquiring unknown or unanticipated contingencies or liabilities;

●	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire; and

●	the need to integrate each acquired business’s accounting, information technology, human resource, and other administrative systems to permit effective management.

If we identify appropriate acquisition targets, we may be unable to acquire businesses on terms that we consider acceptable due to a variety of factors, including competition from other strategic or financial buyers. Furthermore, in order to achieve the growth we seek, we may acquire numerous smaller market participants, which could require significant attention from management and increase risks, costs, and uncertainties associated with integration.

If we decide to acquire a business outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have sufficient knowledge relating to the targets, the jurisdiction in which they operate, or their industry to make an informed decision regarding such business acquisitions.

Our management’s expertise is concentrated primarily in finance and investing, with substantial collective experience allocating capital to build, manage, and operate public and private companies. Should a favorable business opportunity present itself in an industry or area that is outside of our management’s expertise, our ability to assess the growth potential, financial condition, experience and skill of incumbent management, competitive position, regulatory environment, and other criteria in evaluating such a business opportunity may be adversely affected. If we determine to enter into an acquisition with a prospective target business which is outside of the expertise of our management, no assurance can be given that we will be able to complete such an acquisition.

We may be unable to obtain additional financing, if required, to complete acquisitions or to fund the operations and growth of a target business, which could compel us to restructure the transaction or abandon a particular acquisition.

Because we have not yet agreed to acquire any prospective target business as part of our growth strategy, we cannot ascertain the capital requirements for any particular transaction. We will be required to seek additional financing to effect any such acquisition that is part of our growth strategy. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business acquisition, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or stockholders are required to provide any additional financing to us.

Substantial resources could be expended in researching business acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate business acquisitions.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed acquisition we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business acquisition for any number of reasons, many of which are beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business acquisition.

We are dependent upon our key personnel.

Our ability to develop, expand, and maintain a competitive position in light of market developments will depend, in large part, on our ability to attract and retain qualified personnel. The successful operation of our growth strategy is tied to our hiring of key operations managers, salespeople and other employees that are both experienced in the relevant industry and located in the geographic locations into which we wish to expand. Further, we rely greatly on our executive management team to determine our business strategy, select appropriate targets for expansion and acquisition, and manage our overall portfolio of businesses. Competition for such personnel is substantial, and no assurance can be given that we will be able to attract and retain such personnel.

The bulk of our revenues are concentrated among a small number of customers who are entities affiliated with our previous management.

We presently provide administrative support, merchant and regulatory filing services for eight customers who are entities affiliated with our previous management, though we are looking to expand our customer base to include both a greater number of clients and larger more mature clients. Nevertheless, the loss of any one of our present clients due to moving services back in house, acquisition, failure to file Exchange Act reports, inability to absorb the compliance costs of being a reporting issuer, or other reasons, without the addition of a new customer, would have a material adverse effect on our operations and financial condition.

We will rely on our clientele which consists of certain entities affiliated with our previous management for business development and future revenue opportunities, and otherwise intend to benefit from our association with them. The loss of any of these entities affiliated with our previous management as clients could adversely affect our business.

We provide administrative support, merchant and regulatory filing services to certain entities affiliated with our previous management. Due to the present and future tangible and intangible benefits derived from our affiliation with these entities affiliated with our previous management. If one or more of these key relationships is terminated, and is not replaced with a comparable relationship, our Edgar Express business would be adversely affected.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of customers or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms. Our business could be adversely affected because of increased competition from these companies.

Risks Related to Our Regulatory Filing Business

Although we offer administrative support, merchant and regulatory filing services, our core service niche and revenues are generated through regulatory filing services.

Our services are primarily used by our customers for Exchange Act reporting. Because our revenue stream is not diversified, changes in reporting obligations by the SEC could lessen or eliminate filings that would be required by small public issuers, and would have a material adverse effect on our financial condition and results of operations.

Changes in SEC regulations or the technology interface used by the SEC may impair or eliminate the need for reporting issuers to use third-party filers such as Edgar Express.

From time to time, the SEC will modify its regulations that govern the standards and protocols for electronic filings made by reporting issuers. Certain of these changes concern the technology interface used by the SEC to receive and accept these filings, or may involve the manner in which these filings are rendered by the issuers (such as the inclusion of electronic “tags” in financial statements and notes thereto, for example) prior to filing. We cannot assure you that our Company will be able to adapt to changes in SEC regulations or technology requirements for reporting issuers. Further, we also cannot assure you that smaller issuers, such as the customers presently serviced by the Company, will be able to find a cost-effective way to file reports with the SEC without the need for third-party filers such as Edgar Express.

In connection with the XBRL and EDGAR conversion services that we offer, we are made aware of information regarding our clients prior to it being disclosed to the public. If we fail to keep this information confidential, our business and reputation could be significantly and adversely affected.

Our business involves the conversion of materials to XBRL and EDGAR format for filing with the SEC before the information contained in the materials is made public. As such, we are frequently in possession of confidential information and documentation regarding our clients before it is made public. Securities laws and regulations in the U.S. and elsewhere contain penalties for the misuse of material nonpublic information of the type we often possess, and violation of these laws and regulations could result in civil and criminal penalties. If we do not keep this information confidential, or misuse it in violation of the aforementioned laws and regulations, we could be subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities. We could also damage our relationships with existing clients or harm our ability to attract new clients.

The software and equipment we use in our EDGAR business is subject to rapid technological change and could require us to make significant capital investment in new equipment and technologies.

Newer technologies, techniques and/or products for delivery of the EDGAR and XBRL services we offer could be developed with better performance than the computer equipment and software that we currently use. The availability of new and better technologies could require us to make significant investments in computer equipment and software, render our current computer equipment or software obsolete and have a significant negative impact on our business and results of operations. Furthermore, technological changes, such as improvements or advancements in computer equipment or software could require a significant investment on our part to train our employees how to use these new applications.

Risks Related to Ownership of our Class A Common Stock

Our Class A Common Stock is quoted on the OTC Pink Open Market (the “OTC Market”), which limits the liquidity and price of our Class A Common Stock more than if our securities were quoted or listed on The Nasdaq Stock Market or another national exchange.

Our Class A Common Stock is traded in the over-the-counter market and quoted on the OTC Market, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Market limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or another national securities exchange. Lack of liquidity limits the price at which our stockholders may be able to sell our securities or our stockholders’ ability to sell our securities at all.

Our Class A Common Stock is currently subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The market price of our Class A Common Stock is less than $5.00. As a result, transactions in our Class A Common Stock are subject to the SEC’s “penny stock” rules. The designation of our Class A Common Stock as a “penny stock” likely limits the liquidity of our Class A Common Stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our Class A Common Stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our Class A Common Stock may be adversely affected.

The price of our Class A Common Stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Class A Common Stock.

Our Class A Common Stock price is likely to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A Common Stock at or above your original purchase price. The market price for our Class A Common Stock may be influenced by many factors, many of which are out of our control, including those discussed in this “Risk Factors” section and, including without limitation, the following:

●	our operating and financial performance and prospects;

●	regulatory or legal developments in the United States;

●	additions or departures of key management personnel;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	our ability to effectively manage our growth;

●	our quarterly or annual earnings or those of other companies in the industries in which we may participate;

●	actual or anticipated changes in estimates to or projections of financial results, development timelines or recommendations by securities analysts;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	the public’s potential adverse reaction to our intention not to publish any guidance with respect to future earnings;

●	the public’s reaction to our press releases, other public announcements or our competitors’ businesses;

●	market conditions in the sectors in which we may operate as well as general economic conditions;

●	our ability or inability to raise additional capital through the issuance of equity or debt or other arrangements and the terms on which we raise it;

●	trading volume of our Class A Common Stock;

●	changes in accounting standards, policies, guidance or principles;

●	significant lawsuits, including stockholder litigation; and

●	general economic, industry and market conditions, including those resulting from natural disasters, severe weather events, terrorist attacks and responses to such events.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our Class A Common Stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our Class A Common Stock, regardless of our operating performance.

In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

We may need a significant amount of additional capital, which could substantially dilute your investment.

We may need significant additional capital in the future to continue our planned operations. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time.

Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders, and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

Provisions in our certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of Class A Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock, possibly depressing the market price of our Class A Common Stock. Furthermore, the holders of record of the shares of Class B Common Stock are entitled to certain rights, which may inhibit a takeover of us. In particular, holders of record of the shares of Class B Common Stock exclusively and as a separate class, are entitled to elect three directors to our board of directors, which we refer to as the “Class B Directors.” Any Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of a majority of the shares of Class B Common Stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.

At any time when shares of Class B Common Stock are outstanding, we may not, without the affirmative vote of a majority of the shares of Class B Common Stock:

●	create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock, or increase the authorized number of shares of or issue additional shares of Class B Common Stock, or increase the authorized number of shares of any additional class or series of capital stock;

●	amend, alter, or otherwise change the rights, preferences, or privileges of the Class B Common Stock, or amend, alter, or repeal any provision of our certificate of incorporation or bylaws in a manner that adversely affects the powers, preferences, or rights of the Class B Common Stock; or

●	liquidate, dissolve, or wind-up the business and affairs of the Company, effect any merger or consolidation, or any other “Deemed Liquidation Event” (as defined in the certificate of incorporation), or consent to any of the foregoing.

At any time when shares of Class B Common Stock are outstanding, we may not, without the affirmative vote of a majority of the Class B Directors:

●	increase or decrease the authorized number of directors constituting the Company’s board of directors;

●	hire, terminate, change the compensation of, or amend the employment agreements of the Company’s executive officers or the executive officers of any of the Company’s subsidiaries, including approving any incentive compensation, option grants, or stock awards to executive officers;

●	purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of the Company’s capital stock;

●	create, or authorize the creation of, or issue, or authorize the issuance of, any debt security, or permit any subsidiary to take any such action with respect to any debt security, if the Company’s aggregate indebtedness, including the indebtedness of the Company’s subsidiaries, for borrowed money following such action would exceed $10,000, or guarantee, directly or indirectly, or permit any of the Company’s subsidiaries to guarantee, directly or indirectly, any indebtedness except for its trade accounts or any subsidiary arising in the ordinary course of business;

●	make, or permit any subsidiary to make, any loan or advance outside of the ordinary course of business to any of the Company’s employees or directors or any subsidiary, or to any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by the Company;

●	change the principal business of the Company, enter new lines of business, or exit the current line of business;

●	enter into any agreement, contract, arrangement, or corporate strategic relationship involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $250,000; or

●	enter into or be a party to any transaction outside of the ordinary course of business with any of the Company’s directors, officers, or employees or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or entity.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team.

Our board of directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. Our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our board of directors at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our Class A Common Stock, and, therefore, could reduce the value of our Class A Common Stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

We will continue to incur increased costs as a result of operating as a public company in the United States.

As a public company in the United States, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with rules implemented by the SEC and the rules of any securities exchange on which we may choose to list our securities. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, committees of our board of directors or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our management team currently controls all voting matters brought before our stockholders, and our Class B Directors account for three of the seats on our board of directors, and certain actions by our board of directors cannot be taken without the consent of these three directors.

Our board of directors currently consists of the three directors appointed by the holders of our Class B Common Stock voting as a separate class and two additional directors. Currently, Daniel E. Schmerin, Jeffrey C. Piermont, and Peter A. Cohen collectively own all of our Class B Common Stock and Messrs. Schmerin, Piermont, and Cohen own a majority of our Class A Common Stock. Moreover, it is possible that Messrs. Schmerin, Piermont, and Cohen may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B Common Stock is entitled to cast 50 votes for all matters on which our stockholders vote, while each share of Class A Common Stock is entitled to cast only one vote. For the foreseeable future, Messrs. Schmerin, Piermont, and Cohen will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

Our board of directors is not composed of a majority of independent directors, which poses a significant risk for us from a corporate governance perspective.

Our Chief Executive Officer and our Chief Operating Officer serve as two of our directors. A third director is our Executive Chairman. Currently, our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and the election of officers who have oversight of our accounting function. Our management team also exercises control over all matters requiring stockholder approval, including the election of directors. We have chosen not to implement various corporate governance measures at this time, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest, and similar matters. Stockholders should bear in mind our current lack of these corporate governance measures in formulating their investment decisions.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest, and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence and audit committee oversight. We have not yet adopted any of these corporate governance measures, and since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the Jumpstart Our Businesses Act of 2012, as amended (the “JOBS Act”), as an emerging growth company we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (the “PCAOB”) or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the application date for private companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. As of present, there are no new or revised accounting standards that have been issued by the PCAOB or the SEC applicable to us for which we have adopted the application date for private companies.

The JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC. The JOBS Act is intended to reduce the regulatory burden on emerging growth companies. We meet the definition of an emerging growth company and so long as we qualify as an “emerging growth company,” we will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence and the market price of our Class A Common Stock may be adversely affected.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Sections 1-02 and 2-02 of Regulation S-X and Item 308 of Regulation S-K require the expression of a single opinion directly on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on our internal controls over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. Furthermore, we are currently a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and registration statements. We cannot predict if investors will find our shares of Class A Common Stock less attractive because we may rely on these provisions. If some investors find our shares of Class A Common Stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never paid or declared any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. As a result, only appreciation of the price of our Class A Common Stock will provide a return to our stockholders.

Delaware law and certain provisions in our certificate of incorporation and bylaws may prevent efforts by our stockholders to change the direction or management of the Company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation, as amended, and bylaws contain provisions that may make the acquisition of the Company more difficult, including, but not limited to, the following:

●	setting forth specific procedures regarding how our stockholders may nominate directors for election at stockholder meetings;

●	permitting our board of directors to issue preferred stock without stockholder approval; and

●	limiting the rights of stockholders to amend our bylaws.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, or our bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or our bylaws, or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Our directors have limited liability under Delaware law.

Pursuant to our certificate of incorporation, and Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for: liability in connection with a breach of the duty of loyalty; acts or omissions not in good faith; acts or omissions that involve intentional misconduct or a knowing violation of law; dividend payments or stock repurchases that are illegal under Delaware law; or any transaction in which a director has derived an improper personal benefit. Accordingly, except in those circumstances, our directors will not be liable to us or our stockholders for breach of their duty.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 333 Avenue of the Americas, Suite 2000, Miami, Florida 33131. We have access to the facilities at this location on an as-needed basis at this location at a cost of approximately $250 per month. We also occupy offices located at 11650 South State Street, Suite 240, Draper, Utah 84020. We lease our offices at this location pursuant to a month-to-month arrangement. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock has been quoted on the OTCQB under the symbol “AANC” since February 14, 2019, and was previously quoted on the OTCQB under the symbol “EXXP” from September 25, 2018 to February 13, 2019. Prior to that, there was no public market for our Class A Common Stock.

On March 15, 2019, the closing sales price reported for our Class A Common Stock was $0.145 per share and as of that date, we had approximately 40 holders of record of our Class A Common Stock, and 2,340,000 of our Class A Common Stock outstanding.

Dividends and Distributions

We have not paid any cash dividends on our Class A Common Stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

None.

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

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Annual Report. All information in this Item 7 gives effect to the Reincorporation and all share amounts have been adjusted to reflect the Reincorporation. See Note 7, Capital Stock, and Note 10, Subsequent Events, of Part II, Item 8, of this Annual Report on Form 10-K.

Overview

We were initially organized in the State of Utah on March 20, 2014, as Acadia Technologies, Inc. Our initial business model included outsourced technical support services in addition to our current suite of regulatory services comprising administrative support, merchant and regulatory filing services to include full-service XML, XBRL and HTML compliant EDGAR and XBRL filings. We changed our name to Edgar Express, Inc. on September 15, 2016. Regulatory filing services, which comprise the bulk of our revenue at this time, are provided to a limited number of small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, or file registration statements or other documents with the SEC pursuant to the Securities Act. Our business office and mailing address is 333 Avenue of the Americas, Suite 2000, Miami, Florida 33131. Our telephone number is (786) 871-3333.

Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Company with and into the Company’s wholly-owned subsidiary, Andover National Corporation, a Delaware corporation (“Andover”). The Company and Andover entered into an agreement and plan of merger on January 9, 2019, which was previously disclosed and attached as an appendix to our definitive information statement on Schedule 14C filed with the SEC on January 22, 2019. The certificate of merger was accepted by the state of Delaware on February 7, 2019. The Reincorporation was approved by a majority of the Company’s stockholders acting by written consent, dated January 9, 2019.

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

Recent Developments

Stock Purchase Agreement

On September 25, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among us, our stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”), pursuant to which the Buyers paid $450,000.00 in aggregate cash consideration for (i) 2,340,000 shares of our Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of our issued and outstanding shares as of December 31, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in our notes payable by Edgar Express, and (B) an aggregate of approximately $54,187 in loans payable by us (the “Acquisition”). As a result of the sale of the shares of our Class A common stock by the Sellers, the Buyers held a controlling interest in us.

In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of Edgar Express automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class A Common Stock, of Andover, without any action on the part of the Company’s stockholders. As of March 15, 2019, there are 2,340,000 issued and outstanding shares of Class A Common Stock following the Reincorporation. See Note 7, Capital Stock, and Note 10, Subsequent Events, of Part II, Item 8, of this Annual Report on Form 10-K.

Class B Common Stock

In addition, on September 25, 2018, we entered into Subscription Agreements (the “Subscription Agreements”) with certain of the Buyers, pursuant to which we issued to such Buyers an aggregate of 1,500,000 shares of Class B Common Stock, par value $0.001 per share for an aggregate purchase price of $450,000.

In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each issued and outstanding share of Series A preferred stock, par value $0.001 per share, of Edgar Express automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class B Common Stock, of Andover, without any action on the part of the Company’s stockholders. As of March 15, 2019, there are 1,500,000 issued and outstanding shares of Class B Common Stock following the Reincorporation. See Note 7, Capital Stock, and Note 10, Subsequent Events, of Part II, Item 8, of this Annual Report on Form 10-K.

Issuance of Warrants

On September 25, 2018, we issued to each of the Buyers (i) Class A warrants to purchase 1,250,000 shares of our Class A Common Stock (the “Original Class A Warrants”) and (ii) Class B warrants to purchase 1,250,000 shares of our Class A Common Stock (the “Original Class B Warrants,” and together with the Original Class A Warrants, the “Original Warrants”).

The Original Class A Warrants were issued to the Buyers in exchange for a purchase price of $15,000. The exercise price of the Original Class A Warrants was originally $3.00. The Original Class B Warrants were issued to the Buyers in exchange for a purchase price of $10,000. The exercise price of the Class B Warrants was originally $5.00.

On December 28, 2018, we and the Buyers agreed to amend and restate the Original Warrants to, among other things, (a) change the classification of each Original Class A Warrant to now be referred to as a Class W-1 Warrant (the “Class W-1 Warrants”) and each Original Class B Warrant to now be referred to as a Class W-2 Warrant (the “Class W-2 Warrants”, and together with the Class W-1 Warrants, the “Amended and Restated Warrants”), (b) clarify language contained in the Amended and Restated Warrants in order to maintain equity treatment of the Amended and Restated Warrants and thus avoid the burden of derivative liability accounting, (c) reduce the number of shares underlying each Class W-1 Warrant and Class W-2 Warrant to (i) 225,000 shares of our Class A Common Stock for Blumenthal Family Investment Joint Venture, L.P. and (ii) 450,000 shares of our Class A Common Stock for each of Jeffrey C. Piermont, The Peter A. Cohen Revocable Trust, and Windber National LLC, and (d) increase the exercise price of each Class W-1 Warrant to $12.50 and each Class W-2 Warrant to $15.00.

The Amended and Restated Warrants were fully vested on the date of issuance by the Company and will become exercisable on September 25, 2023, except in the event of a change in control (as described in the Amended and Restated Warrants), or termination without cause (as described in the Amended and Restated Warrants), and such right to exercise the Amended and Restated Warrants will expire on September 25, 2028.

New Management Team

On September 25, 2018, Mary Foster and Brandon Pehrson resigned as officers of the Company. In connection with the Reincorporation, and effective as of the date of the effectiveness of the Reincorporation, Mrs. Foster and Mr. Pehrson resigned as directors of the Company and Peter A. Cohen, Rehana S. Farrell, and Jules B. Kroll were appointed as new members of our Board of Directors (the “Board”) to replace Ms. Foster and Mr. Pehrson. There were no disagreements between the Company and Ms. Foster and Mr. Pehrson on any matter relating to the Company’s operations, policies, or practices, which resulted in their resignation.

Also, on September 25, 2018, the Board appointed Daniel E. Schmerin and Jeffrey C. Piermont as members of the Board of Directors. Further, Mr. Schmerin was appointed as the Company’s Chief Executive Officer and Mr. Piermont was appointed as the Company’s Chief Operating Officer, President, and Secretary.

Results of Operations

Years Ended December 31, 2018 and 2017

Revenues

We generated net revenues of $18,836 during the year ended December 31, 2018, compared to $39,825 during the year ended December 31, 2017. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2018, were $536,999, an increase of $437,290, or 439%, as compared to $99,709 for the year ended December 31, 2017. General and administrative expenses consisted primarily of wages and related taxes, which were $175,776 during the year ended December 31, 2018, compared to $58,188 during the year ended December 31, 2017, and professional fees (consisting mostly of legal fees) which were $339,855 during the year ended December 31, 2018, compared to $22,751 during the year ended December 31, 2017.

Net Loss

As a result of the foregoing, for the year ended December 31, 2018, we recorded a net loss of $536,211 compared to a net loss of $85,006 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, our primary source of liquidity consisted of $368,564 in cash. We hold our cash reserves in commerical checking accounts with local financial institutions. Since inception we have financed our operations through a combination of short and long-term loans, and through the private placement of our common and preferred stock, and the recent sale of warrants.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at December 31, 2018, of $956,060 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We believe that cash on hand at December 31, 2018, will be sufficient to fund our current operations through the first half of 2019. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We are currently exploring potential financing options that may be available to us, including additional sales of our Class A Common Stock, convertible securities, including preferred stock or other equity securities, or debt financing. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

The financial statements included in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2018, we incurred net losses of $536,211 and used cash in operations of $213,969. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2018, we used $213,969 of cash in operating activities primarily as a result of our net loss of $536,211 offset in part by $322,242 in changes in operating assets and liabilities.

During the year ended December 31, 2017, we used $41,291 of cash in operating activities, primarily as a result of our net loss of $85,006, provision for doubtful accounts of $9,701, Class A Common Stock issued for services of $2,000, and an increase of $32,014 in changes in operating assets and liabilities.

Investing Activities

During the year ended December 31, 2018 and 2017, the Company did not have investing activities.

Financing Activities

During the year ended December 31, 2018, financing activities provided $578,136 cash, includes $450,000 in proceeds from the placement of Class B Common Stock, $27,137 in proceeds from loans payable and $100,000 from the sale of warrants.

During the year ended December 31, 2017, the Company had $45,550 in net cash provided by financing activities which consisted of proceeds from the sale of Class A Common Stock of $25,000, net proceeds from loans payable in the amount of $26,550, and payments on notes payable of $6,000.

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

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of year or less at the time of acquisition.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable.

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

Basic and Fully Diluted Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2018, and for the periods presented.

Research and Development

The Company did not have any research and development costs for the years ended December 31, 2018, and 2017.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Stock Based Compensation

The Company accounts for its stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. For the period ended December 31, 2018, the Company had no stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Andover National Corporation (formerly Edgar Express, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Andover National Corporation (formerly Edgar Express, Inc.) and its subsidiary (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenues and suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

March 15, 2019

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

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets

Cash	$368,564	$4,397
Accounts receivable, net of allowance for doubtful accounts of $0, and $17,808, respectively (including related parties accounts receivable, net, of $1,597 at December 31, 2017)	-	12,148

Total current assets	368,564	16,545

Total Assets	$368,564	$16,545

Liabilities and Stockholders’ Equity (Deficit)

Liabilities

Accounts payable and accrued liabilities ($227,787 and $56,277 due to related parties, respectively)	$280,814	$60,373
Loans payable, related party	-	26,550
Notes payable	-	307,371
Total current liabilities	280,814	394,294

Total Liabilities	280,814	394,294

Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	-	-
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 2,340,000 and 2,340,000 shares issued and outstanding, respectively	2,340	2,340
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 1,500,000 and 0 shares issued and outstanding, respectively	1,500	-
Additional paid-in capital	1,039,970	39,760
Accumulated deficit	(956,060)	(419,849)

Total Stockholders’ Equity (Deficit)	87,750	(377,749)

Total Liabilities and Stockholders’ Equity (Deficit)	$368,564	$16,545

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Service Revenue (including related parties service revenue of $26,719 in year ended December 31, 2017)	$18,836	$39,825

Operating Expenses
Compensation and payroll taxes	175,776	58,188
Professional fees	339,855	22,751
Rent	3,000	6,000
Provision for doubtful accounts (including related parties provision for doubtful accounts of $9,759 in year ended December 31, 2017)	-	9,701
Other operating expenses	18,368	3,069

Total Operating Expenses	536,999	99,709

Loss from Operations	(518,163)	(59,884)

Other Expense

Interest expense	(18,048)	(25,122)

Total Other Expenses	(18,048)	(25,122)

Net Loss	$(536,211)	$(85,006)

Net loss per common share - basic and diluted	$(0.20)	$(0.04)

Weighted average common shares outstanding - basic and diluted	2,719,121	2,141,777

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

	SHARES		$
	Class A Common	Class B Common	Class A Common	Class B Common	Additional Paid-in	Accumulated
	Shares	Shares	Shares	Shares	Capital	Deficit	Total
Balance - December 31, 2016	2,070,000	-	$2,070	$-	$13,030	$(334,843)	$(319,743)
Class A Common stock issued for cash	250,000	-	250	-	24,750	-	25,000
Issuance of common shares for services	20,000	-	20	-	1,980	-	2,000
Net loss	-	-	-	-	-	(85,006)	(85,006)
Balance - December 31, 2017	2,340,000	-	2,340	-	39,760	(419,849)	(377,749)
Class B Common stock issued for cash	-	1,500,000	-	1,500	448,500	-	450,000
Stock purchase warrants issued for cash	-	-	-	-	100,000	-	100,000
Debt settled during change in ownership	-	-	-	-	451,710	-	451,710
Net loss	-	-	-	-	-	(536,211)	(536,211)
Balance - December 31, 2018	2,340,000	1,500,000	$2,340	$1,500	$1,039,970	$(956,060)	$87,750

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities:

Net loss	$(536,211)	$(85,006)
Adjustments to reconcile net loss
Provision for doubtful accounts (including related parties provision for doubtful accounts of $9,759 in year ended December 31, 2017)	-	9,701
Class A common stock issued for services	-	2,000
Changes in operating assets and liabilities:
Accounts receivable	12,148	(4,993)
Accounts payable and accrued liabilities	53,027	3,230
Accounts payable and accrued liabilities, related parties	257,067	33,777

Net Cash Used by Operating Activities	(213,969)	(41,291)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:

Net proceeds from loans payable	27,137	26,550
Repayment to note payable	-	(6,000)
Net proceeds from sales of class A common stock	-	25,000
Net proceeds from sales of class B common stock	450,000	-
Net proceeds from sales of warrants	100,000	-

Cash provided by financing activities	578,136	45,550

Net increase (decrease) in cash	364,167	4,259
Cash, beginning of period	4,397	138
Cash, end of period	$368,564	$4,397

Cash paid for interest	$48	$344
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of 8% demand promissory notes to entities in settlement of non-interest bearing loans payable effective January 1, 2017	$-	$313,371
Debt settled during change in ownership	$451,710	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

Notes to the Financial Statements

For the years ended December 31, 2018 and 2017

Note 1 – Nature of the Business

Andover National Corporation (the “Company”) was organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. The Company is a full XML, XBRL and HTML compliant EDGAR and XBRL filing company. The Company provides these filing services to a limited number of small public companies that are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), or file registration statements or other documents with the SEC pursuant to the Securities Act.

On September 25, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”), pursuant to which the Buyers paid $450,000.00 in aggregate cash consideration for (i) 2,340,000 shares of the Company’s Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of the Company’s issued and outstanding shares as of December 31, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in notes payable by the Company, and (B) an aggregate of approximately $54,187 in loans payable by the Company (the “Acquisition”). As a result of the sale of the shares of Class A Common Stock by the Sellers, the Buyers held a controlling interest in the Company.

Effective February 14, 2019, the Company completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Company with and into the Company’s wholly-owned subsidiary, Andover National Corporation, a Delaware corporation (“Andover”). The Company and Andover entered into an agreement and plan of merger on January 9, 2019, which was previously disclosed and attached as an appendix to the definitive information statement on Schedule 14C filed with the SEC on January 22, 2019. The certificate of merger was accepted by the state of Delaware on February 7, 2019. The Reincorporation was approved by a majority of the Company’s stockholders acting by written consent, dated January 9, 2019. All share and per share amounts have been retrospectively restated to reflect the Reincorporation.

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

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of 90 days or less, when purchased, to be cash. As of December 31, 2018 and 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Revenue Recognition

Adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

There was no impact to the opening balance of accumulated deficit or revenues for the year ended December 31, 2018 as a result of applying ASC 606.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. The Company’s financial statements disclose material related-party transactions, other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business.

Warrants

The Company relied on ASC 815, “Derivatives and Hedging,” which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for the purpose of determining whether the scope exception described in ASC 815 applies. The warrants are classified as equity.

Preferred Stock

The Company accounts for preferred stock which is convertible into shares of its common stock as equity in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40-15, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.”

The Company analyzed ASC 470 to determine if a beneficial conversion feature applied to the preferred stock issued, and determined that none would apply based on the market price relative to the conversion price of the preferred stock.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,150,000 and zero potentially dilutive shares, which include outstanding common stock options, warrants, convertible preferred stock and convertible notes, as of December 31, 2018 and 2017, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31,	December 31,
	2018	2017
Warrants to purchase common stock	3,150,000	-
Potential equivalent shares excluded	3,150,000	-

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company measures certain financial instruments at fair value on a recurring basis. ASC 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited revenue and had a cumulative net loss from inception to December 31, 2018, of $956,060. The Company had working capital of $87,750 as of December 31, 2018 due to the sale of equity late in September 2018, and the settlement during change in ownership of approximately $452,000 in debt due to related parties (see Note 1 regarding the Acquisition). The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2018, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and/or borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and using the modified retrospective method has determined that its adoption has had no impact on its financial position, results of operations or cash flows. The Company adopted the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company has evaluated the expected impact and has determined that the standard will not have a material impact on its financial statements and related disclosures due primarily to the fact that there are no leases that are greater than 12 months in remaining duration.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The adoption of ASU 2017-09, which is effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods, did not have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future financial statements.

 Note 3 – Accounts Receivable

As of December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$-	$29,956
Allowance for bad debts	-	(17,808)
Total	$-	$12,148

Certain of the Company’s accounts receivable are due from entities which are or were previously under the control or majority ownership of the majority stockholders of the Company prior to the Acquisition. During the period ended December 31, 2018 management reviewed the accounts receivable balance and allowance for bad debts and determined that both should be written off as of December 31, 2018.

Note 4 – Accounts Payable and Accrued Liabilities

As of December 31, 2018 and 2017, current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accounts payable ($227,787 and $31,500 due to related parties, respectively)	$280,814	$31,500
Accrued interest on notes payable, related party	-	24,777
Other accruals	-	4,096
Total	$280,814	$60,373

On September 25, 2018, in conjunction with the sale of a controlling interest in the Company, certain accounts payable and accrued interest which were due and payable to related parties (our former majority owners and officers) as of December 31, 2017, were settled during change in ownership pursuant to the terms described for the Acquisition.

Note 5 – Related Party Notes and Loans Payable

On September 25, 2018, in conjunction with the sale of a controlling interest in the Company, certain outstanding notes and loans payable were paid pursuant to the terms described for the Acquisition. It was accounted for as a capital contribution because the debts were to the former owners of the Company. The following debts were retired as of September 25, 2018:

	December 31,	September 25,	December 31,
	2018	2018	2017
Loans Payable
Kenneth I. Denos P.C.	$-	$46,300	$26,150
Acadia Group, Inc.	-	6,400	400
Other	-	987	-

Notes Payable
Kenneth I. Denos, P.C.	-	265,251	265,251
Acadia Group, Inc.*	-	38,700	38,700
Acadia Properties, LLC*	-	3,420	3,420

Accrued Interest Payable	-	42,765	24,777

Accounts Payable
Acadia Properties, LLC*	-	19,500	16,500
Other	-	28,387	19,096
Total	$-	$451,710	$394,294

*	Kenneth I. Denos controls Acadia Group, Inc. and Acadia Properties, LLC.

The Loan Agreements with Kenneth I. Denos P.C., Acadia Group, Inc., and Acadia Properties, LLC were all dated in March 2014, do not provide for interest, and provide for repayment of the indebtedness at the earlier of (a) the Company attaining three consecutive months of net positive cash flow or (b) March 20, 2017.

Effective January 1, 2017, the Company issued 8% demand promissory notes totaling $313,371 in settlement of the $313,371 non-interest bearing loans payable outstanding at December 31, 2016. Kenneth I. Denos P.C., Acadia Group, Inc., and Acadia Properties, LLC are controlled by Kenneth I. Denos (See notes 3 and 4).

Note 6 – Warrants

On September 25, 2018, the Company issued to each of the Buyers (i) Class A warrants to purchase 1,250,000 shares of Class A Common Stock (the “Original Class A Warrants”) and (ii) Class B warrants to purchase 1,250,000 shares of Class A Common Stock (the “Original Class B Warrants,” and together with the Original Class A Warrants, the “Original Warrants”).

The Original Class A Warrants were issued to the Buyers in exchange for a purchase price of $15,000. The exercise price of the Original Class A Warrants was originally $3.00. The Original Class B Warrants were issued to the Buyers in exchange for a purchase price of $10,000. The exercise price of the Class B Warrants was originally $5.00.

On December 28, 2018, the Company and the Buyers agreed to amend and restate the Original Warrants to, among other things, (a) change the classification of each Original Class A Warrant to now be referred to as a Class W-1 Warrant (the “Class W-1 Warrants”) and each Original Class B Warrant to now be referred to as a Class W-2 Warrant (the “Class W-2 Warrants”, and together with the Class W-1 Warrants, the “Amended and Restated Warrants”), (b) clarify language contained in the Amended and Restated Warrants in order to maintain equity treatment of the Amended and Restated Warrants and thus avoid the burden of derivative liability accounting, (c) reduce the number of shares underlying each Class W-1 Warrant and Class W-2 Warrant to (i) 225,000 shares of Class A Common Stock for Blumenthal Family Investment Joint Venture, L.P. and (ii) 450,000 shares of Class A Common Stock for each of Jeffrey C. Piermont, The Peter A. Cohen Revocable Trust, and Windber National LLC, and (d) increase the exercise price of each Class W-1 Warrant to $12.50 and each Class W-2 Warrant to $15.00.

The Amended and Restated Warrants were fully vested on the date of issuance by the Company and will become exercisable on September 25, 2023, except in the event of a change in control (as described in the Amended and Restated Warrants), or termination without cause (as described in the Amended and Restated Warrants), and such right to exercise the Amended and Restated Warrants will expire on September 25, 2028.

The Amended and Restated Warrants are subject to anti-dilution adjustments in connection with stock splits, tender offers, and certain other events (as described in the Amended and Restated Warrants), and (y) provide for a right for the holders of the Amended and Restated Warrants to choose to require that the Amended and Restated Warrants be assumed by a successor entity or that the holder of Amended and Restated Warrants receive the same consideration as stockholders upon certain change in control events. Each of the Buyers was required to pay the applicable purchase price for the Amended and Restated Warrants, and did pay such amounts, within 75 days of the issuance date of the Amended and Restated Warrants.

Pursuant to the terms of the Amended and Restated Warrants, the aggregate number of shares underlying the Amended and Restated Warrants were not adjusted in connection with, and upon effectiveness of, the Reincorporation.

The Amended and Restated Warrants stipulate that if the registration statement is not filed there are no liquidated damages, accordingly there was no accounting recognition for the registration rights. No underwriting commission or discounts were given or paid in connection with the issuance and sale of the warrants.

The Company relied on ASC 815-40-15 which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for the purpose of determining whether the scope exception described in ASC 815 applies. The Amended and Restated Warrants are classified as equity.

Note 7 – Capital Stock

Subsequent to December 31, 2018, and as discussed in Note 10, Subsequent Events, in connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), of Andover, without any action on the part of the Company’s stockholders. In addition, each of the Company’s issued and outstanding shares of Series A preferred stock, par value $0.001 per share, automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”), of Andover, without any action on the part of the Company’s stockholders. All share and per-share amounts have been retrospectively restated.

The authorized capital of the Company consisted of 72,500,000 shares of capital stock, consisting of 60,000,000 shares of Class A Common Stock with a par value of $0.001 per share, 7,500,000 shares of Class B Common Stock with a par value of $0.001 per share, and 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2018, there were 2,340,000 shares of Class A Common Stock issued and outstanding and 1,500,000 shares of Class B Common Stock outstanding.

The Company accounts for preferred stock convertible to shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the year ended December 31, 2018, the Company issued 1,500,000 shares of Class B Common Stock in exchange for $450,000 in cash.

During the year ended December 31, 2018, the Company did not issue additional shares of Class A Common Stock.

During the year ended December 31, 2017, the Company issued 20,000 shares of Class A Common Stock to Brandon Pehrson for his services as an independent Director of the Company. The $2,000 fair value ($0.10 per share) of the 20,000 shares of Class A Common Stock was expensed as other operating expenses in the year ended December 31, 2017.

During the year ended December 31, 2017, the Company sold a total of 250,000 restricted shares of Class A Common Stock to 32 investors at $0.10 per share for total cash consideration of $25,000.

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share on matters to be voted upon by stockholders. Holders of Class A Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of Class A Common Stock or other obligations convertible into shares of Class A Common Stock which we may issue in the future.

All of the outstanding shares of Class A Common Stock are fully paid and non-assessable. Holders of our Class A Common Stock are not liable for further calls or assessments.

The rights, preferences, and privileges of the holders of Class A Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of Class B Common Stock and any series of preferred stock that we may designate in the future.

Class B Common Stock

Holders of Class B Common Stock are entitled to fifty (50) votes per share on matters to be voted upon by stockholders. Holders of our Class B Common Stock are entitled to elect, exclusively and as a separate class, three of our directors (the “Class B Directors”), who may not be removed without cause without the affirmative vote of holders of a majority of the outstanding shares of Class B Common Stock, voting as a separate class.

At any time when shares of Class B Common Stock are outstanding, the Company may not, without the affirmative vote of a majority of the shares of Class B Common Stock:

●	create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock, or increase the authorized number of shares of or issue additional shares of Class B Common Stock, or increase the authorized number of shares of any additional class or series of capital stock;

●	create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer, or otherwise dispose of any capital stock of any of the Company’s direct or indirect subsidiaries, or permit any direct or indirect subsidiary to sell, lease, transfer, exclusively license, or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiary;

●	amend, alter, or otherwise change the rights, preferences, or privileges of the Class B Common Stock, or amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner that adversely affects the powers, preferences, or rights of the Class B Common Stock;

●	acquire, by asset purchase, merger, stock purchase, or otherwise, any material assets or securities of any other corporation, partnership, or other entity; or

●	liquidate, dissolve, or wind-up the business and affairs of the Company, effect any merger or consolidation, or any other “Deemed Liquidation Event” (as defined in the certificate of incorporation), or consent to any of the foregoing.

At any time when shares of Class B Common Stock are outstanding, the Company may not, without the affirmative vote of a majority of the Class B Directors:

●	increase or decrease the authorized number of directors constituting the Company’s board of directors;

●	hire, terminate, change the compensation of, or amend the employment agreements of the Company’s executive officers or the executive officers of any of the Company’s subsidiaries, including approving any incentive compensation, option grants, or stock awards to executive officers;

●	purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of the Company’s capital stock;

●	create, or authorize the creation of, or issue, or authorize the issuance of, any debt security, or permit any subsidiary to take any such action with respect to any debt security, if the Company’s aggregate indebtedness, including the indebtedness of the Company’s subsidiaries, for borrowed money following such action would exceed $10,000, or guarantee, directly or indirectly, or permit any of the Company’s subsidiaries to guarantee, directly or indirectly, any indebtedness except for its trade accounts or any subsidiary arising in the ordinary course of business;

●	make, or permit any subsidiary to make, any loan or advance outside of the ordinary course of business to any of the Company’s employees or directors or any subsidiary, or to any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by the Company;

●	change the principal business of the Company, enter new lines of business, or exit the current line of business;

●	enter into any agreement, contract, arrangement, or corporate strategic relationship involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $250,000; or

●	enter into or be a party to any transaction outside of the ordinary course of business with any of the Company’s directors, officers, or employees or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or entity.

Holders of the Class B Common Stock may convert each Class B Common Stock into one share of Class A Common Stock (the “Class B Conversion Ratio”) at any time, from time to time, without payment of additional consideration. The Class B Conversion Ratio is subject to adjustments upon the occurrence of certain events.

Note 8 – Related Party Transactions

On September 25, 2018, the Board of Directors of the Company appointed Daniel E. Schmerin and Jeffrey C. Piermont as members of the Board of Directors. Further, Mr. Schmerin was appointed as the Company’s Chief Executive Officer and Mr. Piermont was appointed as the Company’s Chief Operating Officer, President, and Secretary.

Mr. Schmerin owned or controlled 584,820 shares of the Company’s Class A Common Stock, owned or controlled 500,000 shares of the Company’s Class B Common Stock, and owned or controlled 900,000 shares underlying the Amended and Restated Warrants. Mr. Piermont owned or controlled 584,820 shares of the Company’s Class A Common Stock, owned or controlled 500,000 shares of the Company’s Class B Common Stock, and owned or controlled 900,000 shares underlying the Amended and Restated Warrants.

Peter A. Cohen, a director of one of the Company’s subsidiary, owned or controlled 584,820 shares of the Company’s Class A Common Stock, owned or controlled 500,000 shares of the Company’s Class B Common Stock, and owned or controlled 900,000 shares underlying Amended and Restated Warrants.

George Blumenthal owned or controlled 584,820 shares of the Company’s Common Stock and owned or controlled 450,000 shares underlying Amended and Restated Warrants.

As of December 31, 2018, $233,822 of the legal expenses and $227,787 of the accounts payable were related to a certain law firm. One of the officers of the Company is related to one of the partners of this firm through marriage. The partner does not perform legal services for the Company, is not consulted on any matters pertaining to the Company, and is not compensated directly from the fees paid to the law firm by the Company.

Note 9 – Income Taxes

The FASB has issued ASC 740-10, “Income Taxes.” ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740-10.

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

At December 31, 2018 the Company had net operating loss carryforwards of approximately $900,000 that may be offset against future taxable income through 2037. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components:

	Year Ended December 31,
	2018	2017

Deferred tax assets:
NOL Carryover	$196,604	$80,837
Allowance for doubtful accounts	-	3,740
Valuation allowance	(196,604)	(84,577)
Net deferred tax asset	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% for 2018 and 34% for 2017 to pretax income due to the following:

	Year Ended December 31,
	2018	2017

Expected tax at 34% for 2017, 21% for 2018	$(112,604)	$(28,902)
Stock-based compensation	-	680
Remeasurement of deferred income tax assets from 34% to 21% (a)		52,358
Change in valuation allowance	112,604	(24,136)
Provision for (benefit from) income taxes	$-	$-

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $52,358 from $136,935 to $84,577 at December 31, 2017.

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

Note 10 – Subsequent Events

Effective February 14, 2019, the Company completed the Reincorporation, which was approved by a majority of the Company’s stockholders acting by written consent, dated January 9, 2019.

Capital Stock

Subsequent to December 31, 2018, in connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class A Common Stock, of Andover, without any action on the part of the Company’s stockholders. In addition, each of the Company’s issued and outstanding shares of Series A preferred stock, par value $0.001 per share, automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of Class B Common Stock, of Andover, without any action on the part of the Company’s stockholders. There are 2,340,000 issued and outstanding shares of Class A Common Stock and 1,500,000 issued and outstanding shares of Class B Common Stock following the Reincorporation.

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share on matters to be voted upon by stockholders. Holders of Class A Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of Class A Common Stock or other obligations convertible into shares of Class A Common Stock which we may issue in the future.

All of the outstanding shares of Class A Common Stock are fully paid and non-assessable. Holders of our Class A Common Stock are not liable for further calls or assessments.

The rights, preferences, and privileges of the holders of Class A Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of Class B Common Stock and any series of preferred stock that we may designate in the future.

Class B Common Stock

Holders of Class B Common Stock are entitled to fifty (50) votes per share on matters to be voted upon by stockholders. Holders of our Class B Common Stock are entitled to elect, exclusively and as a separate class, three of our directors (the “Class B Directors”), who may not be removed without cause without the affirmative vote of holders of a majority of the outstanding shares of Class B Common Stock, voting as a separate class.

At any time when shares of Class B Common Stock are outstanding, the Company may not, without the affirmative vote of a majority of the shares of Class B Common Stock:

●	create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock, or increase the authorized number of shares of or issue additional shares of Class B Common Stock, or increase the authorized number of shares of any additional class or series of capital stock;

●	create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer, or otherwise dispose of any capital stock of any of the Company’s direct or indirect subsidiaries, or permit any direct or indirect subsidiary to sell, lease, transfer, exclusively license, or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiary;

●	amend, alter, or otherwise change the rights, preferences, or privileges of the Class B Common Stock, or amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner that adversely affects the powers, preferences, or rights of the Class B Common Stock;

●	acquire, by asset purchase, merger, stock purchase, or otherwise, any material assets or securities of any other corporation, partnership, or other entity; or

●	liquidate, dissolve, or wind-up the business and affairs of the Company, effect any merger or consolidation, or any other “Deemed Liquidation Event” (as defined in the certificate of incorporation), or consent to any of the foregoing.

At any time when shares of Class B Common Stock are outstanding, the Company may not, without the affirmative vote of a majority of the Class B Directors:

●	increase or decrease the authorized number of directors constituting the Company’s board of directors;

●	hire, terminate, change the compensation of, or amend the employment agreements of the Company’s executive officers or the executive officers of any of the Company’s subsidiaries, including approving any incentive compensation, option grants, or stock awards to executive officers;

●	purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of the Company’s capital stock;

●	create, or authorize the creation of, or issue, or authorize the issuance of, any debt security, or permit any subsidiary to take any such action with respect to any debt security, if the Company’s aggregate indebtedness, including the indebtedness of the Company’s subsidiaries, for borrowed money following such action would exceed $10,000, or guarantee, directly or indirectly, or permit any of the Company’s subsidiaries to guarantee, directly or indirectly, any indebtedness except for its trade accounts or any subsidiary arising in the ordinary course of business;

●	make, or permit any subsidiary to make, any loan or advance outside of the ordinary course of business to any of the Company’s employees or directors or any subsidiary, or to any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by the Company;

●	change the principal business of the Company, enter new lines of business, or exit the current line of business;

●	enter into any agreement, contract, arrangement, or corporate strategic relationship involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $250,000; or

●	enter into or be a party to any transaction outside of the ordinary course of business with any of the Company’s directors, officers, or employees or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or entity.

Holders of the Class B Common Stock may convert each Class B Common Stock into one share of Class A Common Stock (the “Class B Conversion Ratio”) at any time, from time to time, without payment of additional consideration. The Class B Conversion Ratio is subject to adjustments upon the occurrence of certain events.

Related Party Transactions

Subsequent to December 31, 2018, as a result of the Reincorporation:

●	Mr. Schmerin owns or controls 584,820 shares of Andover’s Class A Common Stock, owns or controls 500,000 shares of Andover’s Class B Common Stock, and owns or controls 900,000 shares of Class A Common Stock underlying the Amended and Restated Warrant;

●	Mr. Piermont owns or controls 584,820 shares of Andover’s Class A Common Stock, owns or controls 500,000 shares of Andover’s Class B Common Stock, and owns or controls 900,000 shares of Class A Common Stock underlying the Amended and Restated Warrants;

●	Peter A. Cohen, a director of Andover, owns or controls 584,820 shares of Andover’s Class A Common Stock, owns or controls 500,000 shares of Andover’s Class B Common Stock, and owns or controls 900,000 shares of Class A Common Stock underlying Amended and Restated Warrants; and

●	George Blumenthal owns or controls 584,820 shares of Andover’s Class A Common Stock and owns or controls 500,000 shares of Class A Common Stock underlying Amended and Restated Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have previously disclosed all items required to be ported on our Current Report on Form 8-K filed with the SEC on October 9, 2018.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

(b) There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

To remediate our internal control weakness, management intends to implement the following measures:

●	Add sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2) See “Financial Statements and Supplementary Data” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.1	Amended and Restated Articles of Incorporation of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.2	Amended and Restated Certificate of Incorporation of Andover National Corporation (incorporated by reference to Appendix B to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.3	Amended and Restated Bylaws of Edgar Express, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.4	Bylaws of Andover National Corporation (incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.5	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.4	Form of Class W-1 Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.5	Form of Class W-2 Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.6†	Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
10.7†	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.8†	Employment Agreement between20 Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
14.1*	Code of Business Conduct and Ethics for the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	By:	/s/ Daniel E. Schmerin
Daniel E. Schmerin
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Daniel E. Schmerin	Chief Executive Officer and Director (Principal Executive Officer,	March 15, 2019
Daniel E. Schmerin	Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey C. Piermont	Chief Operating Officer and Director	March 15, 2019
Jeffrey C. Piermont

/s/ Peter A. Cohen	Director	March 15, 2019
Peter A. Cohen

/s/ Rehana S. Farrell	Director	March 15, 2019
Rehana S. Farrell

/s/ Jules B. Kroll	Director	March 15, 2019
Jules B. Kroll