Form 10-K/A
period 2018-12-31
Andover National Corp
filed 2019-04-30
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ________________________

FORM 10-K/A

(Amendment No. 1)

---------------------------------------------------

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55882

ANDOVER NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

  ________________________________

Delaware	83-2216345
(State or Other Jurisdiction of Incorporation or Organization,)	(I.R.S. Employer Identification No.)

333 Avenue of the Americas, Suite 2000, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(786) 871-3333

(Registrant's telephone number, including area code)

Securities registered pursuant to Section (12(b) of the Exchange Act: None
Securities registered pursuant to Section (12(g) of the Exchange Act: Class A Common Stock, par value $0.001

  ________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer		Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, was approximately $60,384 based on the closing sales price of the Class A Common Stock on such date.

As of April 24, 2019, there were 3,264,600 shares of Class A Common Stock, and 1,500,000 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”), on March 15, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing. This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2018 fiscal year. In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

Forward-Looking Statements

This Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the Risk Factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

All references in this Form 10-K/A to “we,” “us,” and “our” refer to Andover National Corporation, a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of five (5) members. The following table sets forth the names and ages of all of our executive officers and directors.  Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position
Executive Officers
Peter A. Cohen	72	Executive Chairman
Daniel E. Schmerin	38	Chief Executive Officer and Director
Jeffrey C. Piermont	38	President, Chief Operating Officer, Secretary and Director

Non-Employee Directors
Rehana S. Farrell	48	Director
Jules B. Kroll	77	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Peter A. Cohen, our Executive Chairman, has served as our Executive Chairman since February 2019. Mr. Cohen has served as Vice Chairman of the board of directors of Scientific Games Corporation since September 2004 and as a member of the board of directors of PolarityTE, Inc. since June 2018. Mr. Cohen previously served as Chairman of Cowen Inc. (formerly known as Cowen Group, Inc.), a diversified financial services company, from 2009 through June 2018, and served as its Chief Executive Officer from 2009 through December 2017. Mr. Cohen was a founding partner and principal of Ramius LLC, a private investment management firm formed in 1994 that acquired Cowen in late 2009. From 1990 to 1994, Mr. Cohen served as Chairman and Chief Executive Officer of Republic New York Securities, as Vice Chairman of the board of directors of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was Chairman and Chief Executive Officer of Shearson American Express from 1983 to 1990. Over his career, Mr. Cohen also founded several companies, including RCG Longview (a real estate management business), Hale & Hearty Soup (a New York-based quick service restaurant chain), Linkem S.p.A. (a wireless broadband company operating in Italy), and Omnitel Pronto Italia (a cellular telephone company now operating as Vodafone in Italy). Mr. Cohen is currently a Trustee of Mount Sinai Medical Center and has served on its board of directors for approximately thirty years. He earned a Bachelor of Science degree from Ohio State University, and a Master of Business Administration degree from Columbia University.

Daniel E. Schmerin, our Chief Executive Officer, has served as our Chief Executive Officer and as a member of our board of directors since September 2018. Mr. Schmerin previously served as Director of Investment Research at Fairholme Capital Management, a value-oriented investment firm, from 2011 until 2018. Prior to joining Fairholme, Mr. Schmerin served from 2004 to 2011 in various roles across the federal government supporting Cabinet officials on economic policy and national security affairs, including as Chief Operating Officer for the Public-Private Investment Program at the United States Treasury, Director for Preparedness Policy on the Homeland Security Council within the Executive Office of the President at the White House, and Presidential Management Fellow in the Bureau of Economic and Business Affairs at the U.S. Department of State. Mr. Schmerin earned a Bachelor of Arts degree, magna cum laude, from the University of Pennsylvania. He subsequently earned a Master of Science degree with distinction from the London School of Economics, and a Master of Arts degree with highest honors from Georgetown University.

Jeffrey C. Piermont, our President, Chief Operating Officer and Secretary, has served as our Chief Executive Officer and as a member of our board of directors since September 2018. Mr. Piermont previously served as President and Chief Operating Officer of Boulderado Group LLC (“Boulderado”), a private investment firm, from 2010 until 2018. In addition to his responsibilities at Boulderado, Mr. Piermont concurrently served from 2015 to 2017 in a variety of roles – including Chief Administrative Officer, Secretary, Treasurer, and Principal – at Boston Omaha Corporation (NASDAQ: BOMN), a publicly traded holding company controlled in part by Boulderado. Prior to joining Boulderado, Mr. Piermont worked at Alternative Investment Management (AIM13) from 2006 to 2010 as an Investment Professional focused on the firm’s portfolio of hedge fund investments. Earlier in his career, Mr. Piermont served as an Assistant Vice President at Merrill Lynch in New York from 2004 to 2006, and as an Analyst in Citigroup’s Corporate Strategy and Finance Group within their Global Wealth Management Business (Smith Barney) from 2003 to 2004. Mr. Piermont earned a Bachelor of Science degree in accounting and a Bachelor of Science degree in finance from Syracuse University.

Rehana S. Farrell joined our board of directors in February 2019. Ms. Farrell currently serves as the Executive Director of Youth INC, a charitable organization dedicated to transforming the lives of children in New York City. Prior to joining Youth INC in 2015, Ms. Farrell served as Chief Operating Officer at Cain Hoy Enterprises, a private equity firm in New York City that she helped form in 2014. She previously served as Chief Administrative Officer at Guggenheim Investments from 2012 to 2014, in a variety of global financial and operating roles at Merrill Lynch from 2004 to 2011, at Smith Barney in Strategy and Finance from 2003 to 2004, as a consultant at Booz Allen Hamilton in 1998, and at Prudential Financial from 1992 to 2003. Ms. Farrell earned a Bachelor of Arts degree from Smith College and a Master of Business Administration degree from Columbia University.

Jules B. Kroll joined our board of directors in February 2019. Mr. Kroll currently serves as the Chairman of Kroll Bond Rating Agency. In 1972, he established Kroll Associates Inc, the prototype of a professional services firm dedicated to mitigating risk. His firm, which he sold to Marsh & McLennan Companies in 2004, ultimately reached annual revenues of $1 billion. Mr. Kroll was named “Entrepreneur of the Year” by his alma mater Cornell University in 2003 and was honored with the U.S. Entrepreneurial Award by British American Business Inc. in 2002. He is a member of the board of directors of the Managed Funds Association and currently serves as board president of the John Jay College of Criminal Justice Foundation. Mr. Kroll received a Bachelor of Arts degree from Cornell University and a Juris Doctor from Georgetown University Law Center.

Director Independence

The market where the Company is listed does not have listing rules which requires the Company to have a board comprised of a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the Nasdaq Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our board of directors are independent. In making this determination, our board of directors considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this Amendment under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board of directors has determined that Rehana S. Farrell and Jules B. Kroll are “independent directors”.

The Board of Directors will continually assess its size, structure and composition, taking into consideration its current strengths, skills and experience, and the requirements and strategic direction of the Company. As required, the board of directors will seek out and recommend suitable candidates for consideration as members of the board or directors.

Board of Directors Meetings and Committees

Various items were reviewed and approved by the Board of Directors via unanimous written consent during 2017 but the Board did not hold any in-person meetings in 2017. In 2018, the Board held one in-person meeting which was attended by all members of the Board.

We do not have any committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

During the fiscal year ended December 31, 2018, based solely upon a review of such materials as are required by the SEC, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC, or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2018 to (1) Daniel Schmerin, who has served as our Chief Executive officer since September 2018, (2) Mary Foster, our former Chief Executive Officer, and (3) Jeffrey C. Piermont, our President, Chief Operating Officer and Secretary, who are all of our named executive officers as of December 31, 2018. We did not award any stock options or non-equity incentive plan compensation to any named executive officer during the two years ended December 31, 2018, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Daniel E. Schmerin	2018	$50,000	$—	$—	$50,000
Chief Executive Officer	2017	$—	$—	$—	$—

Jeffrey C. Piermont	2018	$50,000	$—	$—	$50,000
President, Chief Operating Officer and Secretary	2017	$—	$—	$—	$—

Mary Foster	2018	$6,067	$—	$—	$6,067
Former Chief Executive Officer	2017	$—	$—	$—	$—

Narrative Disclosure to Summary Compensation Table

Daniel E. Schmerin and Jeffrey C. Piermont

On January 9, 2019, we entered into employment agreements (“Employment Agreements”) effective as of November 1, 2018, with each of Daniel E. Schmerin and Jeffrey C. Piermont ( “Executives”) for an initial term expiring on December 31, 2020, and subject to automatic renewal for successive one-year terms thereafter unless previous notice of termination is provided. The Employment Agreements provide for initial base salaries of $300,000 for Messrs. Schmerin and Piermont, as well as annual bonuses in amounts to be determined by the board of directors or a committee thereof, based on the achievement of specific objectives. In addition, pursuant to his Employment Agreement, Mr. Schmerin is entitled to receive a monthly stipend of $3,500, which stipend may be terminated by the us at any time upon written notice, and it is expected that we will terminate Mr. Schmerin’s entitlement to the monthly stipend once we have made a group health insurance plan available to our employees.

In the event the Employment Agreements are terminated for any reason other than for “Cause,” death or “Disability” or by the Executives for “Good Reason,” (each as defined in their respective Employment Agreement), subject to the execution and effectiveness of a separation agreement and release, the respective Executive shall be entitled to receive as severance a lump sum cash payment in an amount equal to: (i) the greater of (x) the amount which would have been payable to the Executive as base salary through the remainder of the term up to a maximum of eighteen (18) months of base salary; and (y) an amount equal to four (4) months of the Executive’s then effective base salary for each full year of service completed by the Executive, up to a maximum of twelve (12) months of base salary; plus (ii) the amount of any awarded but unpaid annual bonus in respect of the year preceding the year the Executive’s employment terminates; plus (iii) target incentive compensation communicated to the Executive under any management incentive plan then in effect during the year (or fiscal year) in which the termination takes place, pro-rated to account for the percentage of time the Executive was actively employed during the period used to measure performance for the purpose of determining incentive awards under such plan. In addition, the Executive shall be entitled to receive up to twelve (12) months payment of COBRA for continued health care benefits.

The Executives have also entered into an inventions assignment, non-solicitation, and non-competition agreement that applies during the term of the respective Executive’s employment and for twelve (12) months thereafter.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Additionally, we did not grant any equity awards to our named executive officers or directors during 2017 or 2018.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Director Compensation

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2018, we did not have any equity compensation plans.

In February 2019, in connection with the Company’s reincorporation merger in Delaware, the Company assumed the Andover National Corporation 2019 Equity Incentive Plan (the “Plan”). The terms of the Plan provide for the grant of stock options, restricted and unrestricted stock awards and other stock-based awards to certain employees, directors, and consultants. Stock options may be granted under the Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the Plan may be granted with terms of up to ten years. 1,000,000 shares of the Company’s Class A Common Stock will be initially reserved for issuance under the Plan. Additionally, the number of shares of Class A Common Stock that may be issued under the Plan automatically increase on each January 1, beginning with January 1, 2020, and continuing until January 1, 2029 by an amount equal to the lesser of (i) 5% of the number of outstanding shares of Class A Common Stock on that date and (ii) a lesser amount determined by he board of directors; provided, however, that no more than 7,250,000 shares of Class A Common Stock will be issued under the Plan as incentive stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Class A Common Stock beneficially owned as of April 15, 2019 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 15, 2019 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 3,264,600 shares of Class A Common Stock outstanding on April 15, 2019.

Shareholders	Shares	Percentage
5 percent or more beneficial owners
George S. Blumenthal (1)	684,820	21.0%

Directors and Executive Officers
Daniel E. Schmerin (2)	1,094,820	29.1%
Jeffrey Piermont (3)	1,094,820	29.1%
Peter A. Cohen (4)	1,284,820	34.1%
Rehana S. Farrell	—	—
Jules B. Kroll	—	—
All Officers and Directors as a Group (5)	3,474,460	72.9%

_______________

(1)	Consists of (a) 584,820 shares of Class A Common Stock held by the Blumenthal Family Investment Joint Venture L.P., and (b) 100,000 shares of Class A Common Stock held by George S. Blumenthal.
(2)	Consists of (a) 594,820 shares of Class A Common Stock and (b) 500,000 shares of Class B Common Stock convertible into 500,000 shares of Class A Common Stock. All shares of Class A Common Stock and Class B Common Stock are held by Windber National LLC. Daniel E. Schmerin, our Chief Executive Officer and a member of our board of directors, is the sole member of Windber National LLC and may be deemed to share voting and investment power over the shares held by Windber National LLC.

(3)	Consists of (a) 594,820 shares of Class A Common Stock and (b) 500,000 shares of Class B Common Stock convertible into 500,000 shares of Class A Common Stock.

(4)	Consists of (a) 784,820 shares of Class A Common Stock and (b) 500,000 shares of Class B Common Stock convertible into 500,000 shares of Class A Common Stock. All shares of Common Stock and Preferred Stock are held by The Peter A. Cohen Revocable Trust. Peter A. Cohen is the sole trustee of The Peter A. Cohen Revocable Trust and may be deemed to share voting and investment power over the shares held by The Peter A. Cohen Revocable Trust.

(5)	See footnotes (2) through (4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

•	On July 1, 2017, our predecessor company, Edgar Express, Inc. (“Edgar Express”), issued 100,000 shares of common stock to Brandon Pehrson, a director of the Company, for services rendered to the Company as a member of the board of directors.

•	On July 14, 2017, Edgar Express issued 25,000 shares of common stock to Kaycee Dunfield, the spouse of Brandon Pehrson, in exchange for $500 cash.

•	On July 14, 2017, Edgar Express issued 25,000 shares of common stock to Robert Foster, the spouse of Mary Foster, in exchange for $500 cash.

•	On September 25, 2018, Edgar Express issued (a) Class A warrants to purchase 1,250,000 shares of common stock (the “Original Class A Warrants”) and (b) Class B warrants to purchase 1,250,000 shares of common stock (the “Original Class B Warrants”, and together with the Original Class A Warrants, the “Original Warrants”), to each of Jeffrey C. Piermont, The Peter A. Cohen Revocable Trust, and Windber National LLC. On December 28, 2018, the Company and each of Mr. Piermont, The Peter A. Cohen Revocable Trust, and Windber National LLC agreed to amend and restate the Original Warrants to, among other things, (a) change the classification of each Original Class A Warrant to now be referred to as a Class W-1 Warrant (the “Class W-1 Warrants”) and each Original Class B Warrant to now be referred to as a Class W-2 Warrant (the “Class W-2 Warrants”, and together with the Class W-1 Warrants, the “Amended and Restated Warrants”), (b) clarify language contained in the Amended and Restated Warrants in order to maintain equity treatment of the Amended and Restated Warrants and thus avoid the burden of derivative liability accounting, (c) reduce the number of shares underlying each Class W-1 Warrant and Class W-2 Warrant to (i) 225,000 shares of common stock for Blumenthal Family Investment Joint Venture, L.P. and (ii) 450,000 shares of common stock for each of Jeffrey C. Piermont, The Peter A. Cohen Revocable Trust, and Windber National LLC, and (d) increase the exercise price of each Class W-1 Warrant to $12.50 and each Class W-2 Warrant to $15.00.

•	As discussed above, on January 9, 2019, we entered into the Employment Agreements with Messrs. Schmerin and Piermont. See “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Daniel E. Schmerin and Jeffrey C. Piermont.”

•	On March 26, 2019, we entered into separate subscription agreements (the “March 26 Agreements”), each at an offering price of $10.00 per share, with Jeffrey C. Piermont, the Chief Operating Officer, President and Secretary of the Company, for 10,000 shares of Class A Common Stock in exchange for $100,000 cash; Windber National LLC, controlled by Daniel Schmerin, the Company’s Chief Executive Officer and Director, for 10,000 shares of Class A Common Stock in exchange for $100,000 cash; and the Peter A. Cohen Revocable Trust, controlled by Peter A. Cohen, the Executive Chairman of the Company, for 200,000 shares of Class A Common Stock in exchange for $2,000,000 cash.

•	On March 29, 2019, we entered into separate subscription agreements (the “March 29 Agreements”), each at an offering price of $10.00 per share with Dafna Schmerin, the mother of Daniel Schmerin, for 25,000 shares of Class A Common Stock in exchange for $250,000 cash; Michael Piermont, the brother of Jeffrey C. Piermont, for 1,500 shares of Class A Common Stock in exchange for $15,000 cash; and Jonathan Schmerin, the brother of Daniel Schmerin, for 2,500 shares of Class A Common Stock in exchange for $25,000 cash.

Director Independence

See “Directors, Executive Officers and Corporate Governance —Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our current independent registered public accounting firm, MaloneBailey, LLP, for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees (1)	$22,500	$—
Audit Related Fees (2)		—
Tax Fees(3)		—
All Other Fees(4)		—
Total Fees	$22,500	$—

(1) Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings.

(2) Audit-Related Fees would include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no audit-related fees incurred with MaloneBailey, LLP in 2018 and 2017.

(3) Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with MaloneBailey, LLP in 2018 and 2017.

(4) All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with MaloneBailey, LLP in 2018 and 2017.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 30th day of April, 2019.

ANDOVER NATIONAL CORPORATION

By: /s/ Daniel E. Schmerin
Name: Daniel E. Schmerin
Title: Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

/s/ Daniel E. Schermin	Chief Executive Officer and Director (Principal Executive Officer,	April 30, 2019
Daniel E. Schmerin	Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey C. Piermont	President, Chief Operating Officer, Secretary and Director	April 30, 2019
Jeffrey C. Piermont

/s/ Peter A. Cohen	Director	April 30, 2019
Peter A. Cohen

/s/ Rehana S. Farrell	Director	April 30, 2019
Rehana S. Farrell

/s/ Jules B. Kroll	Director	April 30, 2019
Jules B. Kroll

Exhibits Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.1	Amended and Restated Articles of Incorporation of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.2	Amended and Restated Certificate of Incorporation of Andover National Corporation (incorporated by reference to Appendix B to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.3	Amended and Restated Bylaws of Edgar Express, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.4	Bylaws of Andover National Corporation (incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.5	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.4	Form of Class W-1 Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.5	Form of Class W-2 Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.6†	Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
10.7†	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.8†	Employment Agreement between Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
14.1	Code of Business Conduct and Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 000-55882)).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

