Form 10-Q
period 2019-03-31
Andover National Corp
filed 2019-05-14
CIK 1712543

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Yes      ☐               No      ☒

As of May 14, 2019, there were 3,468,150 shares of Class A Common Stock, and 1,500,000 shares of Class B Common Stock, outstanding.

 Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or the negative thereof or other variations thereon or other comparable terminology. All statements other than statements of historical facts included in this Quarterly Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding: expectations for revenues, cash flows and financial performance and the anticipated results of our ongoing development and business strategies.

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

2

ANDOVER NATIONAL CORPORATION

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2019	2018
Assets:	(Unaudited)
Cash	$8,905,361	$368,564
Prepaid expenses	48,778	—
Total Assets	$8,954,139	$368,564

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$102,796	$280,814
Total Liabilities	102,796	280,814

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Class A common stock, $0.001 par value; 60,000,000 shares authorized, 3,265,650 and 2,340,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,266	2,340
Class B common stock, $0.001 par value; 7,500,000 shares authorized, 1,500,000 and 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,500	1,500
Additional paid-in capital	10,153,544	1,039,970
Accumulated deficit	(1,306,967)	(956,060)
Total Stockholders' Equity	8,851,343	87,750
Total Liabilities and Stockholders' Equity	$8,954,139	$368,564

 The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Service Revenue	$3,120	$13,395

Operating Expenses:
General & administrative	354,027	21,096
Total Operating Expenses	354,027	21,096

Loss from Operations	(350,907)	(7,701)

Other Expenses
Interest expense	—	(6,110)
Total Other Expenses	—	(6,110)

Net Loss	$(350,907)	$(13,811)

Net loss per common share - basic and diluted	$(0.15)	$(0.01)

Weighted average common shares outstanding - basic and diluted	2,391,425	2,340,000

 The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	SHARES		$
	Class A Common	Class B Common	Class A Common	Class B Common	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	2,340,000	—	$2,340	$—	$39,760	$(419,849)	$(377,749)
Net loss	—	—	—	—	—	(13,811)	(13,811)
Balance at March 31, 2018	2,340,000	—	$2,340	$—	$39,760	$(433,660)	$(391,560)

Balance at December 31, 2018	2,340,000	1,500,000	$2,340	$1,500	$1,039,970	$(956,060)	$87,750
Class A common stock issued for cash	924,600	—	925	—	9,103,075	—	9,104,000
Class A common stock issued for services	1,050	—	1	—	10,499	—	10,500
Net loss	—	—	—	—	—	(350,907)	(350,907)
Balance at March 31, 2019	3,265,650	1,500,000	$3,266	$1,500	$10,153,544	$(1,306,967)	$8,851,343

 The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(350,907)	$(13,811)
Adjustments to reconcile net loss:
Class A stock issued for services	10,500	—
Provision for doubtful accounts	—	711
Changes in operating assets and liabilities:
Accounts receivable	—	(2,599)
Prepaid expenses	(48,778)	—
Accounts payable and accrued liabilities	(178,018)	6,547
Cash Used by Operating Activities	(567,203)	(9,152)

Cash Flows from Financing Activities:
Net proceeds from loans payable	—	5,000
Net proceeds from sales of Class A common stock	9,104,000	—
Cash provided by Financing Activities	9,104,000	5,000

Increase (decrease) in cash	8,536,797	(4,152)
Cash, beginning of period	368,564	4,397
Cash, end of period	$8,905,361	$245

Cash paid for interest	$—	$47
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements (Unaudited)

For the three months ended March 31, 2019

Note 1 – Nature of the Business

Andover National Corporation (the “Company”) was organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. The Company is a full XML, XBRL and HTML compliant EDGAR and XBRL filing company. The Company provides these filing services to a limited number of small public companies that are required to file reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act, or file registration statements or other documents with the SEC pursuant to the Securities Act.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in Andover’s annual financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,150,000 and 0 potentially dilutive shares, which include outstanding common stock options, warrants, convertible preferred stock and convertible notes, as of March 31, 2019 and March 31, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2019	March 31, 2018
Warrants to purchase common stock	3,150,000	—
Potential equivalent shares excluded	3,150,000	—

Note 3 – Going Concern

In connection with preparing unaudited financial statements for the three months ended March 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

●	At March 31, 2019, the Company had accumulated deficit of $1,306,967;
●	At March 31, 2019, the Company had working capital of $8,851,343;
●	For the period ended March 31, 2019, the Company used $567,203 in operations.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

●	The Company raised $9.1 million through the sale of Class A Common Stock during the quarter ended March 31, 2019
●	Aside from $102,796 in accounts payable and accrued liabilities, the Company has no debt;
●	Subsequent to the period ended March 31, 2019, the Company raised $2.0 million through the sale of Class A Common Stock.

Management concluded that the above factors alleviate doubts about the Company’s ability to maintain enough cash for operations to satisfy its obligations for the next twelve months from the issuance date of these financial statements.

As of May 10, 2019 and March 31, 2019, the Company had $9,707,716 and $8,905,361 respectively in cash and cash equivalents.

Note 4 – Accounts Payable and Accrued Liabilities

As of March 31, 2019 and December 31, 2018, current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$50,296	$53,027
Due to related party	52,500	227,787
Total	$102,796	$280,814

Note 5 – Capital Stock

The authorized capital of the Company consisted of 72,500,000 shares of capital stock, consisting of 60,000,000 shares of Class A Common Stock, 7,500,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2019, there were 3,264,600 issued and 1,050 to be issued, for a total of 3,265,650 shares of Class A Common Stock deemed issued and outstanding for accounting purposes, and 1,500,000 shares of Class B Common Stock outstanding.

Reincorporation

During the three months ended March 31, 2019, in connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, automatically converted into and became one-fifth ( 1/5 th ) of one validly issued, fully paid and non-assessable share of Class A Common Stock of Andover, without any action on the part of the Company’s stockholders. In addition, each of the Company’s issued and outstanding shares of Series A preferred stock, par value $0.001 per share, automatically converted into and became one-fifth ( 1/5 th ) of one validly issued, fully paid and non-assessable share of Class B Common Stock of Andover, without any action on the part of the Company’s stockholders. All share and per-share amounts have been retrospectively restated.

Newly Issued Shares

During the three months ended March 31, 2019, the Company entered into separate subscription agreements with certain accredited investors (the “Investors”), pursuant to which the Company, in a private placement, issued and sold to the Investors an aggregate of 924,600 shares of its Class A Common Stock at an offering price of $10.00 per share, for gross proceeds of $9,246,000.

During the three months ended March 31, 2019, the Company agreed to issue 1,050 shares for services valued at $10,500. These shares were not issued as of the period ended March 31, 2019.

During the three months ended March 31, 2019, the Company did not issue any additional shares of Class B Common Stock.

Note 6 – Related Party Transactions

As of March 31, 2019, $158,035 of the legal expenses and $52,500 of the accounts payable were related to a certain law firm. One of the officers of the Company is related to one of the partners of this firm through marriage. The partner does not perform legal services for the Company, is not consulted on any matters pertaining to the Company, and is not compensated directly from the fees paid to the law firm by the Company.

Note 7 – Subsequent Events

On May 6, 2019, the Company entered into subscription agreements with nine additional investors, and issued and sold an aggregate of 202,500 shares of Class A Common Stock to the Investors, for total gross proceeds to the Company of $2,025,000.

The shares of Class A Common Stock issued and sold pursuant to the subscription agreements have not been registered under the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares of Class A Common Stock were issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The Investors are “accredited investors” as that term is defined in Rule 501 of Regulation D and acquired the shares of Class A Common Stock for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations of Andover National Corporation (hereafter, the “Company,” “we,” “our,” or “us”) should be read in conjunction with the unaudited financial statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Actual results could differ materially from those projected in the forward-looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

We were initially organized in the State of Utah on March 20, 2014, as Acadia Technologies, Inc. Our initial business model included outsourced technical support services in addition to our current suite of regulatory services comprising administrative support, merchant and regulatory filing services to include full-service XML, XBRL and HTML compliant EDGAR and XBRL filings. We changed our name to Edgar Express, Inc. on September 15, 2016. Regulatory filing services, which comprise the bulk of our revenue at this time, are provided to a limited number of small public companies that are required to file reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act, or file registration statements or other documents with the SEC pursuant to the Securities Act. Our business office and mailing address is 333 Avenue of the Americas, Suite 2000, Miami, Florida 33131. Our telephone number is (786) 871-3333.

Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Company with and into the Company’s wholly-owned subsidiary, Andover National Corporation, a Delaware corporation (“Andover”). The Company and Andover entered into an agreement and plan of merger on January 9, 2019, which was previously disclosed and attached as an appendix to our definitive information statement on Schedule 14C filed with the SEC on January 22, 2019. The certificate of merger was accepted by the state of Delaware on February 7, 2019. The Reincorporation was approved by a majority of the Company’s stockholders acting by written consent, dated January 9, 2019. We changed our name to Andover National Corporation in connection with the Reincorporation.

General and administrative expenses have been comprised of administrative wages and benefits, occupancy and office expenses, outside legal, accounting and other professional fees, travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling and marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Recent Developments

Additional Financing

On May 6, 2019, the Company entered into subscription agreements with nine additional investors, and issued and sold an aggregate of 202,500 shares of Class A Common Stock to the Investors, for total gross proceeds to the Company of $2,025,000.

The shares of Class A Common Stock issued and sold pursuant to the subscription agreements have not been registered under the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares of Class A Common Stock were issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The Investors are “accredited investors” as that term is defined in Rule 501 of Regulation D and acquired the shares of Class A Common Stock for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues

We generated net revenues of $3,120 during the three months ended March 31, 2019, compared to $13,395 during the three months ended March 31, 2018. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2019, were $354,027, an increase of $332,931, or 1,578%, as compared to $21,096 for the three months ended March 31, 2018. General and administrative expenses consisted primarily of wages and related taxes, which were $233,474 during the three months ended March 31, 2019, compared to $14,588 during the three months ended March 31, 2018, and professional fees (consisting mostly of legal fees) which were $97,205 during the three months ended March 31, 2019, compared to $3,938 during the three months ended March 31, 2018.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2019, we recorded a net loss of $350,907 compared to a net loss of $13,811 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, our primary source of liquidity consisted of approximately $8.9 million in cash. We hold our cash reserves in commercial checking accounts with local financial institutions. Since inception we have financed our operations through a combination of short and long-term loans, and through the private placement of our capital stock, and the recent sale of warrants.

Operating Activities

During the three months ended March 31, 2019, we used $567,203 of cash in operating activities, primarily as a result of our net loss of $350,907 and $(226,796) in changes in operating assets and liabilities.

During the three months ended March 31, 2018, we used $9,152 of cash in operating activities, primarily as a result of our net loss of $13,811, provision for doubtful accounts of $711, and $3,948 in changes in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2019 and 2018, the Company did not have investing activities.

Financing Activities

During the three months ended March 31, 2019, financing activities provided $9,104,000 in proceeds from sales of Class A Common Stock.

During the three months ended March 31, 2018, financing activities provided $5,000 in proceeds from loans payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited financial statements for 2018 appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our financial condition or results of operations. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on January 22, 2019).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on January 22, 2019).
3.2	Bylaws (incorporated by reference to Appendix C to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on January 22, 2019).
10.1#	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2019).
10.2#	Employment Agreement between Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2019).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

# Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: May 14, 2019	By:	/s/ Daniel Schmerin
Daniel Schmerin
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer

