Form 10-Q
period 2019-06-30
Andover National Corp
filed 2019-08-09
CIK 1712543

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Yes       ☐                No       ☒

As of August 9, 2019, there were 3,778,150 shares of Class A Common Stock, and 1,500,000 shares of Class B Common Stock, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or the negative thereof or other variations thereon or other comparable terminology. All statements other than statements of historical facts included in this Quarterly Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding expectations for revenues, cash flows and financial performance and the anticipated results of our ongoing development and business strategies.

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

2

ANDOVER NATIONAL CORPORATION

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets:	(Unaudited)
Cash and cash equivalents	$13,712,101	$368,564
Prepaid expenses	82,009	—
Total assets	$13,794,110	$368,564

Liabilities and stockholders' equity:
Liabilities:
Accounts payable and accrued liabilities	$101,085	$280,814
Total liabilities	101,085	280,814

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Class A common stock, $0.001 par value; 60,000,000 shares authorized, 3,778,150 and 2,340,000 shares issued and outstanding, respectively	3,779	2,340
Class B common stock, $0.001 par value; 7,500,000 shares authorized, 1,500,000 issued and outstanding	1,500	1,500
Additional paid-in capital	15,319,698	1,039,970
Accumulated deficit	(1,631,952)	(956,060)
Total stockholders' equity	13,693,025	87,750
Total liabilities and stockholders' equity	$13,794,110	$368,564

  The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Service revenue	$9,264	$13,015	$12,384	$26,410

Operating expenses:
General and administrative	379,722	30,284	733,749	51,380
Total operating expenses	379,722	30,284	733,749	51,380

Loss from operations	(370,458)	(17,269)	(721,365)	(24,970)

Other (expense) income
Unrealized gains from investment	45,473	—	45,473	—
Interest expense	—	(6,132)	—	(12,242)
Total other (expenses) income	45,473	(6,132)	45,473	(12,242)

Net loss	$(324,985)	$(23,401)	$(675,892)	$(37,212)

Net loss per common share - basic and diluted	$(0.10)	$(0.01)	$(0.23)	$(0.02)

Weighted average common shares outstanding - basic and diluted	3,392,765	2,340,000	2,894,861	2,340,000

 The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	SHARES		$
	Class A Common	Class B Common	Class A Common	Class B Common	Additional	Accumulated
	Shares (Count)	Shares (Count)	Shares (Dollars)	Shares (Dollars)	Paid-in Capital	Deficit	Total
Balance - December 31, 2017	2,340,000	—	$2,340	$—	$39,760	$(419,849)	$(377,749)
Net loss	—	—	—	—	—	(37,212)	(37,212)
Balance - June 30, 2018	2,340,000	—	$2,340	$—	$39,760	$(457,061)	$(414,961)

Balance - December 31, 2018	2,340,000	1,500,000	$2,340	$1,500	$1,039,970	(956,060)	87,750
Class A stock issued for cash	1,437,100	—	1,438	—	14,227,562	—	14,229,000
Class A stock issued for services	1,050	—	1	—	10,449	—	10,500
Stock-based compensation	—	—	—	—	41,667	—	41,667
Net loss	—	—	—	—	—	(675,892)	(675,892)
Balance - June 30, 2019	3,778,150	1,500,000	$3,779	$1,500	$15,319,698	$(1,631,952)	$13,693,025

Balance - March 31, 2018	2,340,000	—	$2,340	$—	$39,760	$(433,660)	$(391,560)
Net loss	—	—	—	—	—	(23,401)	(23,401)
Balance - June 30, 2018	2,340,000	—	$2,340	$—	$39,760	$(457,061)	$(414,961)

Balance - March 31, 2019	3,265,650	1,500,000	$3,266	$1,500	$10,153,544	(1,306,967)	8,851,343
Class A stock issued for cash	512,500	—	513	—	5,124,487	—	5,125,000
Stock-based compensation	—	—	—	—	41,667	—	41,667
Net loss	—	—	—	—	—	(324,985)	(324,985)
Balance - June 30, 2019	3,778,150	1,500,000	$3,779	$1,500	$15,319,698	$(1,631,952)	$13,693,025

The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(675,892)	$(37,212)
Adjustments to reconcile net loss:
Class A stock issued for services	10,500	—
Stock-based compensation	41,667	—
Provision for doubtful accounts	—	817
Changes in operating assets and liabilities:
Accounts receivable	—	(5,103)
Prepaid expenses	(82,009)	—
Accounts payable and accrued liabilities	(179,729)	19,974
Cash used in operating activities	(885,463)	(21,524)

Cash flows from financing activities:
Net proceeds from loans payable	—	18,288
Net proceeds from sales of common stock	14,229,000	—
Cash provided by financing activities	14,229,000	18,288

Increase (decrease) in cash	13,343,537	(3,236)
Cash, beginning of period	368,564	4,397
Cash, end of period	$13,712,101	$1,161

Cash paid for interest	$—	$48
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements (Unaudited)

For the six months ended June 30, 2019

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in Andover’s annual financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,150,000 and 0 potentially dilutive shares, which include outstanding common stock options, warrants, convertible preferred stock and convertible notes, as of June 30, 2019 and June 30, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2019	June 30, 2018
Warrants to purchase common stock	3,150,000	—
Potential equivalent shares excluded	3,150,000	—

Cash and Cash Equivalents

The Company’s financial instruments included cash and cash equivalents, including investments in U.S. Treasury Bills which mature within 90 days of the reported balance sheet date. These investments are highly liquid, and the fair values of cash and cash equivalents approximated carrying values because of the short-term nature of these instruments. The Company’s policy is to report these as cash equivalents, and to report at fair values.

The Company has elected ASC Topic 825, Financial Instruments, whereby the carrying amounts reported in the balance sheets for cash and cash equivalents each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Note 3 – Going Concern

In connection with the preparation of unaudited financial statements for the six months ended June 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

●	At June 30, 2019, the Company had accumulated deficit of $1,631,952;
●	At June 30, 2019, the Company had working capital of $13,693,025; and
●	For the six months ended June 30, 2019, the Company used $885,463 in cash from operations.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

●	The Company raised $14.4 million through the sale of Class A Common Stock during the six months ended June 30, 2019; and
●	Excluding $101,085 in accounts payable and accrued liabilities, the Company has no debt.

Management concluded that the above factors alleviate doubts about the Company’s ability to maintain enough cash for operations to satisfy its obligations for the next twelve months from the issuance date of these financial statements.

As of June 30, 2019, the Company had $13,712,101 in cash and cash equivalents.

Note 4 – Accounts Payable and Accrued Liabilities

As of June 30, 2019 and December 31, 2018, current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$61,082	$53,027
Due to related party	40,003	227,787
Total	$101,085	$280,814

Note 5 – Capital Stock

The authorized capital of the Company consisted of 72,500,000 shares of capital stock, including 60,000,000 shares of Class A Common Stock, 7,500,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2019, there were a total of 3,778,150 shares of Class A Common Stock issued and outstanding, and 1,500,000 shares of Class B Common Stock issued and outstanding.

Reincorporation

In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, automatically converted into and became one-fifth (1 / 5th ) of one validly issued, fully paid and non-assessable share of Class A Common Stock of Andover, without any action on the part of the Company’s stockholders. In addition, each of the Company’s issued and outstanding shares of Series A preferred stock, par value $0.001 per share, automatically converted into and became one-fifth (1 / 5th ) of one validly issued, fully paid and non-assessable share of Class B Common Stock of Andover, without any action on the part of the Company’s stockholders. All share and per-share amounts have been retrospectively restated.

Newly Issued Shares

During the six months ended June 30, 2019, the Company entered into separate subscription agreements with certain accredited investors (the “Investors”), pursuant to which the Company, in a private placement, issued and sold to the Investors an aggregate of 1,437,100 shares of its Class A Common Stock at an offering price of $10.00 per share, for gross proceeds of $14,371,000, and incurred offering costs of $142,200.

During the six months ended June 30, 2019, the Company issued 1,050 shares for services valued at $10,500.

During the six months ended June 30, 2019, the Company agreed to issue 10,000 fully vested shares for services for a total value of $100,000. During the six months ended June 30, 2019, the Company expensed $41,677 related to this agreement representing five months of expense. These shares were not issued as of June 30, 2019.

During the six months ended June 30, 2019, the Company did not issue any additional shares of Class B Common Stock.

Note 6 – Related Party Transactions

As of June 30, 2019, $192,254 of the legal expenses and $2,507 of the accounts payable were related to a certain law firm. One of the officers of the Company is related to one of the partners of this firm through marriage. The partner does not perform legal services for the Company, is not consulted on any matters pertaining to the Company, and is not compensated directly from the fees paid to the law firm by the Company.

As of June 30, 2019, $37,496 of the rent expense, and $37,496 of the accounts payable, were related to the Company’s Executive Chairman, Peter Cohen. The Company occupies a portion of commercial office space that is leased by Mr. Cohen who provides the space to the Company on a month-to-month basis for $6,500 per month. There is no formal lease agreement or security deposit associated with this agreement.

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

Recent Developments

Additional Financing

For the six months ended June 30, 2019, we issued and sold an aggregate of 1,437,100 shares of our Class A Common Stock for total gross proceeds of $14,371,000.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenues

We generated net revenues of $9,264 during the three months ended June 30, 2019, compared to $13,015 during the three months ended June 30, 2018. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2019, were $379,722, an increase of $349,438, or 1,154%, as compared to $30,284 for the three months ended June 30, 2018. General and administrative expenses consisted primarily of wages and related taxes, which were $229,880 during the three months ended June 30, 2019, compared to $14,546 during the three months ended June 30, 2018, and professional fees (consisting mostly of legal fees) which were $69,184 during the three months ended June 30, 2019, compared to $11,665 during the three months ended June 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2019, we recorded a net loss of $324,985 compared to a net loss of $23,401 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

Revenues

We generated net revenues of $12,384 during the six months ended June 30, 2019, compared to $26,410 during the six months ended June 30, 2018. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2019, were $733,749, an increase of $682,369, or 1,328%, as compared to $51,380 for the six months ended June 30, 2018. General and administrative expenses consisted primarily of wages and related taxes, which were $463,220 during the six months ended June 30, 2019, compared to $29,135 during the six months ended June 30, 2018, and professional fees (consisting mostly of legal fees) which were $164,890 during the six months ended June 30, 2019, compared to $15,603 during the six months ended June 30, 2018.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2019, we recorded a net loss of $675,892 compared to a net loss of $37,212 for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, our primary source of liquidity consisted of approximately $13.7 million in cash. We hold our cash reserves in commercial checking accounts with local financial institutions, and have invested available cash in US Treasury securities through local financial institutions. Since inception we have financed our operations primarily through the private placement of our capital stock, and the sale of warrants.

Operating Activities

During the six months ended June 30, 2019, we used $885,463 of cash in operating activities, primarily as a result of our net loss of $675,892, stock compensation of $52,167, and $(261,738) in changes in operating assets and liabilities.

During the six months ended June 30, 2018, we used $21,524 of cash in operating activities, primarily as a result of our net loss of $37,212, provision for doubtful accounts of $817, and $14,871 in changes in operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2019 and 2018, we did not have investing activities.

Financing Activities

During the six months ended June 30, 2019, our financing activities provided $14,229,000 in net proceeds from sales of Class A Common Stock.

During the six months ended June 30, 2018, our financing activities provided $18,288 in proceeds from loans payable which have been repaid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of June 30, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the six month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019)
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: August 9, 2019	By:	/s/ Daniel Schmerin
Daniel Schmerin
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer

