Form 10-Q
period 2019-09-30
Andover National Corp
filed 2019-11-12
CIK 1712543

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Yes        ☐                 No        ☒

As of November 12, 2019, there were 1,501,356 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

●	our ability to continue as a going concern;

●	our ability to generate revenue or achieve profitability;

●	the success of our growth strategy;

●	our ability to obtain additional financing on acceptable terms, if at all;

●	our ability to attract and retain key personnel;

●	the volatility of the price of our Class A common stock, par value $0.001 per share (the “Class A Common Stock”);

●	the marketability of our Class A Common Stock; and

●	general economic and financial conditions.

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

2

ANDOVER NATIONAL CORPORATION

For the Nine Months Ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Cash and cash equivalents	$13,298,414	$368,564
Prepaid expenses	56,167	—
Total assets	$13,354,581	$368,564

Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$64,935	$280,814
Total liabilities	64,935	280,814

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Class A common stock, $0.001 par value; 60,000,000 shares authorized, 1,460,757 and 2,340,000 shares issued and outstanding, respectively	1,461	2,340
Class B common stock, $0.001 par value; 7,500,000 shares authorized, 121,797 and 1,500,000 shares issued and outstanding, respectively	122	1,500
Additional paid-in capital	15,348,394	1,039,970
Accumulated deficit	(2,060,331)	(956,060)
Total stockholders' equity	13,289,646	87,750
Total liabilities and stockholders' equity	$13,354,581	$368,564

   The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Service revenue	$2,275	$6,478	$14,659	$32,888

Operating expenses:
General & administrative	495,699	141,814	1,229,448	193,194
Total operating expenses	495,699	141,814	1,229,448	193,194

Loss from operations	(493,424)	(135,336)	(1,214,789)	(160,306)

Other income (expense)
Unrealized gains from investment	65,045	—	110,518	—
Interest expense	—	(5,806)	—	(18,048)
Total other income (expense)	65,045	(5,806)	110,518	(18,048)

Net Loss	$(428,379)	$(141,142)	$(1,104,271)	$(178,354)

Net loss per common share class A - basic and diluted	$(0.14)	$(0.06)	$(0.37)	$(0.08)
Net loss per common share class B - basic and diluted	$(0.42)	$(2.89)	$(0.83)	$(10.82)

Weighted average common shares outstanding - basic and diluted class A	3,098,046	2,340,000	2,963,334	2,340,000
Weighted average common shares outstanding - basic and diluted class B	1,020,625	48,913	1,338,452	16,484

 The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	SHARES
	Class A Common	Class B Common	Class A Common	Class B Common	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2017	2,340,000	—	$2,340	$—	$39,760	$(419,849)	$(377,749)
Class B stock issued for cash	—	1,500,000	—	1,500	448,500	—	450,000
Stock purchase warrants issued for cash	—	—	—	—	100,000	—	100,000
Debt repayment	—	—	—	—	451,710	—	451,710
Net loss	—	—	—	—	—	(178,354)	(178,354)
Balance - September 30, 2018	2,340,000	1,500,000	$2,340	$1,500	$1,039,970	$(598,203)	$445,607

Balance - December 31, 2018	2,340,000	1,500,000	$2,340	$1,500	$1,039,970	$(956,060)	$87,750
Class A stock issued for cash	1,437,100	—	1,438	—	14,227,562	—	14,229,000
Class A stock issued for services	1,050	—	1	—	77,166	—	77,167
Share forfeiture	(2,317,393)	(1,378,203)	(2,318)	(1,378)	3,696	—	—
Net loss	—	—	—	—	—	(1,104,271)	(1,104,271)
Balance - September 30, 2019	1,460,757	121,797	$1,461	$122	$15,348,394	$(2,060,331)	$13,289,646

Balance - June 30, 2018	2,340,000	—	$2,340	$—	$39,760	$(457,061)	$(414,961)
Class B stock issued for cash	—	1,500,000	—	1,500	448,500	—	450,000
Stock purchase warrants issued for cash	—	—	—	—	100,000	—	100,000
Debt repayment	—	—	—	—	451,710	—	451,710
Net loss	—	—	—	—	—	(141,142)	(141,142)
Balance - September 30, 2018	2,340,000	1,500,000	$2,340	$1,500	$1,039,970	$(598,203)	$445,607

Balance - June 30, 2019	3,778,150	1,500,000	$3,779	$1,500	$15,319,698	$(1,631,952)	$13,693,025
Class A stock issued for services	—	—	—	—	25,000	—	25,000
Share forfeiture	(2,317,393)	(1,378,203)	(2,318)	(1,378)	3,696	—	—
Net loss	—	—	—	—	—	(428,379)	(428,379)
Balance - September 30, 2019	1,460,757	121,797	$1,461	$122	$15,348,394	$(2,060,331)	$13,289,646

The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,104,271)	$(178,354)
Adjustments to reconcile net loss:
Stock compensation	77,167	—
Provision for doubtful accounts	—	871
Changes in operating assets and liabilities:
Accounts receivable	—	(7,443)
Prepaid expenses	(56,167)	—
Accounts payable and accrued liabilities	(215,879)	153,104
Cash used in operating activities	(1,299,150)	(31,822)

Cash flows from financing activities:
Net proceeds from loans payable	—	27,637
Net proceeds from sales of class A common stock	14,229,000	—
Net proceeds from sales of class B common stock	—	450,000
Proceeds from sale of warrants	—	100,000
Cash provided by financing activities	14,229,000	577,637

Increase (decrease) in cash	12,929,850	545,815
Cash, beginning of period	368,564	4,397
Cash, end of period	$13,298,414	$550,212

Cash paid for interest	$—	$48
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financing activities:
Share forfeiture	$3,696	$—
Debt retired in conjunction with share purchase from former owners	$—	$451,710

The accompanying notes are an integral part of these unaudited financial statements.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements (Unaudited)

For the nine months ended September 30, 2019

Note 1 – Nature of the Business

Andover National Corporation (the “Company”) was organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. The Company is a full XML, XBRL and HTML compliant EDGAR and XBRL filing company. The Company provides these filing services to a limited number of small public companies that are required to file reports with the Securities and Exchange Commission (the “ SEC”) pursuant to the Exchange Act, or file registration statements or other documents with the SEC pursuant to the Securities Act.

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

On October 4, 2019, Andover Environmental Solutions, LLC (”Andover Environmental”), a wholly-owned subsidiary of the Company, acquired a controlling interest in ANC Green Solutions I, LLC, a Delaware limited liability company (see Note 7 – Subsequent Events).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in Andover’s annual financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings   Per Share ” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,150,000 and 0 potentially dilutive shares, which include outstanding common stock options, warrants, convertible preferred stock and convertible notes, as of September 30, 2019 and September 30, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2019	September 30, 2018
Warrants to purchase common stock	3,150,000	—
Potential equivalent shares excluded	3,150,000	—

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

Note 3 – Going Concern

In connection with the preparation of unaudited financial statements for the nine months ended September 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The Company considered the following:

●	At September 30, 2019, the Company had accumulated deficit of $2,060,331;
●	At September 30, 2019, the Company had working capital of $13,289,646; and
●	For the nine months ended September 30, 2019, the Company used $1,299,150 in cash from operations.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

●	The Company raised $14.2 million through the sale of Class A Common Stock during the nine months ended September 30, 2019; and
●	Excluding $64,935 in accounts payable and accrued liabilities, the Company has no debt.

Management concluded that the above factors alleviate doubts about the Company’s ability to maintain enough cash for operations to satisfy its obligations for the next twelve months from the issuance date of these financial statements.

As of September 30, 2019, the Company had $13,298,414 in cash and cash equivalents.

Note 4 – Accounts Payable and Accrued Liabilities

As of September 30, 2019 and December 31, 2018, current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$42,223	$53,027
Due to related party	22,712	227,787
Total	$64,935	$280,814

Note 5 – Capital Stock

The authorized capital of the Company consisted of 72,500,000 shares of capital stock, including 60,000,000 shares of Class A Common Stock, 7,500,000 shares of Class B common stock, par value $0.001 per share (the “Class B Common Stock”) and 5,000,000 shares of preferred stock with a par value of $0.001 per share.

As of September 30, 2019, there were a total of 1,460,757 shares of Class A Common Stock issued and outstanding, and 121,797 shares of Class B Common Stock issued and outstanding.

Reincorporation

In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, automatically converted into and became one-fifth ( 1  /  5 th  ) of one validly issued, fully paid and non-assessable share of Class A Common Stock of Andover, without any action on the part of the Company’s stockholders. In addition, each of the Company’s issued and outstanding shares of Series A preferred stock, par value $0.001 per share, automatically converted into and became one-fifth ( 1  /  5 th  ) of one validly issued, fully paid and non-assessable share of Class B Common Stock of Andover, without any action on the part of the Company’s stockholders. All share and per-share amounts have been retrospectively restated.

Newly Issued Shares

During the nine months ended September 30, 2019, the Company entered into separate subscription agreements with certain accredited investors (the “Investors”), pursuant to which the Company, in a private placement, issued and sold to the Investors an aggregate of 1,437,100 shares of its Class A Common Stock at an offering price of $10.00 per share, for gross proceeds of $14,371,000, and incurred offering costs of $142,000.

During the nine months ended September 30, 2019, the Company issued 1,050 shares for services valued at $10,500.

During the nine months ended September 30, 2019, the Company agreed to issue 10,000 fully vested shares for services for a total value of $100,000. During the nine months ended September 30, 2019, the Company expensed $66,667 related to this agreement representing eight months of expense. These shares were not issued as of September 30, 2019.

During the nine months ended September 30, 2019, the Company did not issue any additional shares of Class B Common Stock.

Forfeited Shares

On September 3, 2019, the Company entered into stock forfeiture and release agreements (the “Agreements”) individually or with entities controlled by each of Daniel E. Schmerin, the Company’s former Chief Executive Officer, Jeffrey C. Piermont, the Company’s President and Chief Operating Officer, Peter A. Cohen, the Company’s Executive Chairman and Chief Executive Officer, and George S. Blumenthal, the Company’s Senior Advisor pursuant to which (i) each of Messrs. Schmerin, Piermont and Cohen agreed to forfeit to the Company, for no consideration, 584,820 shares of Class A Common Stock, (ii) Mr. Blumenthal agreed to forfeit to the Company, for no consideration, 562,933 shares of Class A Common Stock, and (iii) each of Messrs. Schmerin, Piermont and Cohen agreed to forfeit to the Company, for no consideration, 459,401 shares of Class B Common Stock.

Note 6 – Related Party Transactions

As of September 30, 2019, $237,830 of the legal expenses and $22,712 of the accounts payable were related to a certain law firm. One of the officers of the Company is related to one of the partners of this firm through marriage. The partner does not perform legal services for the Company, is not consulted on any matters pertaining to the Company, and is not compensated directly from the fees paid to the law firm by the Company.

As of September 30, 2019, $58,596 of the rent expense was related to the Company’s Executive Chairman, Peter Cohen. The Company occupies a portion of commercial office space that is leased by Mr. Cohen who provides the space to the Company on a month-to-month basis for $6,500 per month. There is no formal lease agreement or security deposit associated with this agreement.

Note 7 – Subsequent Events

Purchase of Controlling Interest through subsidiary, Andover Environmental Solutions, LLC

On October 4, 2019, Andover Environmental, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased from seller sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments. The primary reason for the business combination was to expand the existing business into new markets, and to increase the revenue through acquisition using cash the Company had available through recent sales of equity securities. The Company was able to obtain control through cash purchase of membership interests in a new formed subsidiary. Additional disclosure required is impracticable since the required disclosure information is not yet available to the Company.

Appointment of Peter A. Cohen as Chief Executive Officer

On October 21, 2019, the Board appointed the Company’s Executive Chairman, Peter A. Cohen, to serve as Chief Executive Officer, principal executive officer, principal financial officer and principal accounting officer. Mr. Cohen has served as the Company’s Executive Chairman since February 2019.

Mr. Cohen has served as Vice Chairman of the board of directors of Scientific Games Corporation since September 2004 and as a member of the board of directors of PolarityTE, Inc. since June 2018. Mr. Cohen previously served as Chairman of Cowen Inc. (formerly known as Cowen Group, Inc.), a diversified financial services company, from 2009 through June 2018, and served as its Chief Executive Officer from 2009 through December 2017. Mr. Cohen was a founding partner and principal of Ramius LLC, a private investment management firm formed in 1994 that acquired Cowen in late 2009. From 1990 to 1994, Mr. Cohen served as Chairman and Chief Executive Officer of Republic New York Securities, as Vice Chairman of the board of directors of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was Chairman and Chief Executive Officer of Shearson American Express from 1983 to 1990. Over his career, Mr. Cohen also founded several companies, including RCG Longview (a real estate management business), Hale & Hearty Soup (a New York-based quick service restaurant chain), Linkem S.p.A. (a wireless broadband company operating in Italy), and Omnitel Pronto Italia (a cellular telephone company now operating as Vodafone in Italy). Mr. Cohen is currently a Trustee Emeritus of Mount Sinai Medical Center and has served on its board of directors for approximately thirty years. He earned a Bachelor of Science degree from Ohio State University, and a Master of Business Administration degree from Columbia University.

Resignation of Daniel E. Schmerin as Chief Executive Officer and from Board of Directors

On October 20, 2019, the Company and Daniel E. Schmerin mutually agreed to Mr. Schmerin’s resignation as Chief Executive Officer, effective as of October 20, 2019, and his separation of employment from the Company, effective as of October 31, 2019. Mr. Schmerin also resigned as a member of the Board of Directors (the “Board”) of the Company, effective as of October 20, 2019. Mr. Schmerin’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices.

In connection with the entry into the separation agreement, Mr. Schmerin has agreed to (a) convert his 40,599 shares of Class B Common Stock of the Company beneficially owned by Mr. Schmerin into 40,599 shares of Class A Common Stock, and (b) cancel all warrants to purchase common stock beneficially held by Mr. Schmerin.

Please see the Company’s Form 8-K filed October 21, 2019 related to the matters regarding Mr. Cohen and Mr. Schmerin for further details.

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

Recent Developments

Additional Financing

For the nine months ended September 30, 2019, we issued and sold an aggregate of 1,437,100 shares of our Class A Common Stock for total gross proceeds of $14,371,000.

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

On September 3, 2019, we entered into stock forfeiture and release agreements (the “Agreements”) individually or with entities controlled by each of Daniel E. Schmerin, our former Chief Executive Officer, Jeffrey C. Piermont, our President and Chief Operating Officer, Peter A. Cohen, our Executive Chairman and Chief Executive Officer, and George S. Blumenthal, our Senior Advisor (collectively, the “Shareholders”) pursuant to which (i) each of Messrs. Schmerin, Piermont and Cohen agreed to forfeit to the Company, for no consideration, 584,820 shares of Class A Common Stock, (ii) Mr. Blumenthal agreed to forfeit to the Company, for no consideration, 562,933 shares of Class A Common Stock, and (iii) each of Messrs. Schmerin, Piermont and Cohen agreed to forfeit to the Company, for no consideration, 459,401 shares of Class B Common Stock. As a result of such forfeiture, there are 1,460,757 shares and 121,797 shares of Class A Common Stock and Class B Common Stock, respectively, issued and outstanding as of the date of this report.

On October 4, 2019, Andover Environmental entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased from Seller sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues

We generated net revenues of $2,275 during the three months ended September 30, 2019, compared to $6,478 during the three months ended September 30, 2018. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2019, were $495,699, an increase of $353,885, or 250%, as compared to $141,814 for the three months ended September 30, 2018. General and administrative expenses consisted primarily of wages and related taxes, which were $250,833 during the three months ended September 30, 2019, compared to $13,580 during the three months ended September 30, 2018, and professional fees (consisting mostly of legal fees) which were $153,122 during the three months ended September 30, 2019, compared to $127,411 during the three months ended September 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2019, we recorded a net loss of $428,379 compared to a net loss of $141,142 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018

Revenues

We generated net revenues of $14,659 during the nine months ended September 30, 2019, compared to $32,888 during the nine months ended September 30, 2018. Our revenue was generated from regulatory filing services provided to publicly traded companies.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2019, were $1,229,448, an increase of $1,036,254, or 536%, as compared to $193,194 for the nine months ended September 30, 2018. General and administrative expenses consisted primarily of wages and related taxes, which were $714,053 during the nine months ended September 30, 2019, compared to $42,715 during the nine months ended September 30, 2018, and professional fees (consisting mostly of legal fees) which were $318,011 during the nine months ended September 30, 2019, compared to $143,013 during the nine months ended September 30, 2018.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2019, we recorded a net loss of $1,104,271 compared to a net loss of $178,354 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, our primary source of liquidity consisted of $13,298,414 in cash. We hold our cash reserves in commercial checking accounts with local financial institutions and have invested available cash in US Treasury securities through local financial institutions. Since inception we have financed our operations primarily through the private placement of our capital stock, and the sale of warrants.

Operating Activities

During the nine months ended September 30, 2019, we used $1,299,150 of cash in operating activities, primarily as a result of our net loss of $1,104,271, stock compensation of $77,167, and $(272,046) in changes in operating assets and liabilities.

During the nine months ended September 30, 2018, we used $31,822 of cash in operating activities, primarily as a result of our net loss of $178,354, provision for doubtful accounts of $871, and $145,661 in changes in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2019 and 2018, we did not have investing activities.

Financing Activities

During the nine months ended September 30, 2019, our financing activities provided $14,229,000 in net proceeds from sales of Class A Common Stock.

During the nine months ended September 30, 2018, our financing activities provided $577,637, including $27,637 in proceeds from loans payable which have been repaid, $450,000 in proceeds from sale of preferred stock and $100,000 in proceeds from sale of warrants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of September 30, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.  Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1	Form of Stock Forfeiture and Release Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2019)
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: November 12, 2019	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer

