Form 10-K
period 2019-12-31
Andover National Corp
filed 2020-03-30
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55882

ANDOVER NATIONAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
Delaware	83-2216345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Avenue of the Americas, Suite 2000, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(786) 871-3333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
n/a	n/a	n/a

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

No market value has been computed based upon the fact that no active trading market has been established.

As of March 25, 2020, there were 1,892,998 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

•	our history of, and expectation of future, losses;

•	our limited operating history;

•	the success of our growth strategy;

•	our ability to generate revenue or achieve profitability;

•	our ability to identify and successfully integrate acquisitions;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our ability to attract and retain key personnel, including our strategic operating partners;

•	general business, financial market and economic conditions;

•	the impact on our business and the overall economy of public health epidemics, including the recent coronavirus pandemic;

•	competition in the markets in which we operate;

•	seasonality of our operating businesses and the impact of weather conditions;

•	costs of raw materials, fuel prices and wages;

•	product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers;

•	fluctuations in new commercial and residential construction and housing sectors;

•	our ability to attract, retain and maintain positive relations with our employees;

•	compliance with government regulations;

•	the marketability of our Class A Common Stock;

•	the volatility of the price of our Class A Common Stock;

•	public company costs; and

•	our lack of effective internal controls.

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

PART I

Item 1. Business

Company History and Acquisition

We were organized in the State of Utah on March 20, 2014 as Acadia Technologies, Inc. We changed our name to Edgar Express, Inc. (“Edgar Express”) on September 15, 2016.

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

Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Edgar Express with and into us, its wholly-owned subsidiary. In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of Edgar Express automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of our Class A Common Stock without any action on the part of Edgar Express’s stockholders.

On October 4, 2019, Andover Environmental, LLC, our wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased from seller sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments. The primary reason for this acquisition was to expand our existing business into new markets, and to increase the revenue through acquisitions using cash we have available through recent sales of equity securities. We were able to obtain control through the cash purchase of membership interests in a newly formed subsidiary.

Our principal business office and mailing address is 333 Avenue of the Americas, Suite 2000, Miami, Florida, 31331. Our telephone number is (786) 871-3333. Our Company website is www.andovernational.com and we can be contacted at IR@andovernational.com.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of the transition period pursuant to Section 107(b).

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

Overview

We are a public company that current management took control of in September 2018. We use our permanent capital base to buy majority stakes in successful private companies. Our principle focus is the environmental services industry and related businesses located in the Southeastern United States. These include but are not limited to companies in the commercial landscaping, commercial tree care, pest control and water remediation segments.

Unlike traditional private equity funds, we believe our structure allows our operating partners to preserve their unique culture, maintain a large stake in their business and avoid excessive debt. After many years of hard work, our operating partners desire liquidity but still want to manage and grow their businesses by leveraging their experience and local relationships. We believe these owners will achieve greater success by partnering with us, as they gain not only access to stable sources of capital, but have more freedom to manage their operations with a focus on growth. We accomplish this by acquiring 51% to 75% of a platform company with the balance remaining with the operating partner. This allows our partners to share in the upside we create together and stay aligned with us.

The commercial landscaping, commercial tree care, pest control and water remediation markets are estimated to be worth approximately $65.0 billion, $24.0 billion, $12.0 billion and $10.0 billion respectively, per year in the United States, according to the US Department of Commerce and industry trade journals. These are highly fragmented industries, offering services that are non-discretionary, with consistently recurring demand. The growth rates of these industries have also outpaced general economic growth for many years, based on industry trade journals.

We believe nature “manufactures” demand for the services we provide, and that this will support the durability and growth of our businesses for decades. Not surprisingly, the Southeastern United States is an attractive region for these industries as it exhibits trends such as steady population growth, stable economic activity, severe and persistent tropical weather and a year-round growing season. The intense concentration of demand for these services in the Southeastern United States and the friendly business environment makes it an ideal geographic area for us to focus our strategy.

As of this filing date, we have successfully closed on three acquisitions. Fully consolidated, these businesses generated approximately $8.5 million in revenue during 2019. In the years prior to our acquisition, our newly acquired businesses had grown at a rapid pace and enjoyed consistent profitability that was generally better than the leading industry players. These businesses continue to grow, and we look forward to showcasing their attractive profitability going forward with Andover as their new home.

Business

We believe a critical part of our success in finding great operating partners is allowing them to retain an ownership stake in their business as opposed to completely divesting. We avoid the use of excessive debt or other forms of financial engineering and allow our operating partners to remain fully independent except as needed. Notably, we only partner with owners who share a strong sense of pride and commitment to their employees, clients, and community—traits we believe are critical to everyone’s success.

Importantly, we want our operating partners to continue leveraging their well-established local brand names. We believe their identity is important as they have worked hard for years to differentiate themselves as top notch owners, employers and respected proprietors in their community. Customers like to do business with local owners, and we believe letting our operating partners maintain their identity, operating philosophy and their recognized brands are critical to our continued success.

Our initial acquisition was in October 2019 for Superior Services (ANC Green Solutions I, LLC) located in Huntsville, Alabama which is a commercial landscaping and pest-control business. Superior Services has ambitions to become one of the largest pest control and landscaping providers in southern Tennessee and northern Alabama, which are economically vibrant areas with fast-growing demand for these services. Superior Services also has a mosquito control franchise business that is rapidly expanding with strong demand and a recognized brand.

Our second acquisition was in February 2020 for Potter’s Lawn and Landscaping located in in Pompano Beach, Florida which is a commercial landscaping and pest control business focusing on municipalities and home-owners associations, which are widespread throughout the state. This platform company continues to grow quickly and our operating partner aims to expand aggressively along the east coast of Florida towards Vero Beach, a corridor that is seeing unprecedented population and economic growth. Furthermore, this platform company has an expanding base of pest control customers which will grow as it continues cross-selling these services to commercial landscaping clients. We believe this operating partner and platform company will become a major driver of our growth in a critical market.

Our third acquisition was in February 2020 for Smith’s Tree Care, located in Newport News, Virginia which is a commercial tree care business. This platform company has large amounts of commercial, governmental and university work that is stable and growing. Moreover, our operating partners at Smith’s Tree Care are focused on a meaningful opportunity to grow organically by expanding their operational footprint outside of their local market. The Hampton Roads region of Virginia is an attractive market, as this area has historically experienced less economic volatility than the rest of the United States.

Our three operating companies currently have several thousand customers and nearly 100 employees in total. These platform companies have generated large amounts of cash flow, owing to their modest capital expenditure requirements and their relatively high margins and they exemplify the types of businesses, partners and geographies we seek due to their significant upside potential.

Our management team has substantial experience on a combined basis as professional investors, as well as building, managing, and leading businesses. Our Chief Executive Officer and Chairman, Peter A. Cohen, has been a leader of some of the most prominent and largest financial services firms in the United States, including Shearson Lehman American Express (CEO), Ramius Capital Group (Founder) and Cowen & Co (Chairman and CEO), among many others. Beyond finance, Mr. Cohen has been instrumental in building several non-financial services businesses.

In addition to Peter A. Cohen, our leadership team has several members that bring significant experience. We seek to keep headcount and other costs low as we grow revenues, particularly as we implement our near-term growth plan. We expect this approach will allow us to capture substantial operating leverage as we expand.

Market Opportunity

The commercial landscape industry consists of maintenance and new installation services, as well as related areas such as basic tree care, irrigation and hard-scape installation. Our pest control operations consist of services that can manage and eliminate many different pests and animals, including but not limited to, termites, mosquitoes, white flies, cockroaches, rodents, ants, small reptiles and other types of undesirable wildlife.

In many cases, our partners operate commercial landscaping and pest-control businesses simultaneously, as there is significant overlap in the customer base. This cross-selling lowers our customer acquisition costs and the related marketing spend for both services, while improving operating margins. According to the U.S. Department of Commerce and trade journals, the pest-control and commercial landscaping markets are worth approximately $12.0 billion and $65.0 billion annually in the United States, respectively, growing between 6.0% to 7.0% per year.

According to trade journals, the commercial tree care market is worth approximately $24.0 billion annually in the United States and is growing approximately 5.0% to 6.0% per year, though our operating partners have historically grown much faster. Commercial tree care is specialized work that requires larger and more complex equipment, a trained work force and a more challenging set of technical licenses and qualifications. For these reasons, most traditional landscapers outsource this work to tree care specialists. Commercial tree care generally has higher margins than landscaping, primarily due to higher average revenue per hour worked and more specialized projects that tend to be recurring in nature.

The water reclamation services market is worth approximately $10.0 billion annually, according to trade journals. These services “reclaim” water that has seeped into commercial and residential structures, with techniques that use accelerated drying to mitigate structural water damage and the rise of damaging fungus. Traditional “water reclamation” work often has large amounts of follow-on work for fungus removal and structural restoration that is very lucrative.

Growth Strategy

Since October 2019, we have completed three acquisitions. We maintain a robust pipeline of new acquisition opportunities within our target-industry verticals. Our sourcing ability is unique; as we internally generate opportunities at our parent level, but also find local opportunities at the operating subsidiary level through our partners. We expect our recent transactions will enhance our financial profile and accelerate our growth as we reinvest our share of profits into new companies and into building our operations.

We have observed larger operators within our markets grow faster as they leverage scale in marketing, staffing and asset utilization, allowing them to take market share. Consequently, we plan to grow faster as we gain more expertise and act quickly to capitalize on high return on invested capital projects and acquisition opportunities. We expect to execute both “tuck-in” acquisitions and organic growth projects with our operating partners in addition to acquiring new platforms. On an unaudited basis, our current portfolio companies have each experienced organic growth of approximately 15%-35% per annum since 2018.

As mentioned above, a key differentiator for us is our partners’ ability to sell a meaningful part of their business, while still retaining a significant stake as they grow. Typically, they begin with a 49% to 25% ownership interest, ensuring they are aligned with us at the start. As we grow, we can finance their share of incremental acquisitions and non-essential capital expenditures, backed by their equity interest and other pledged assets. This allows our partners to avoid dilution and continue benefitting from the growth of their business. We believe this approach creates powerful incentives for our partners to quickly grow their businesses and ensure that they continue to benefit from their hard work and dedication.

As we acquire businesses throughout the Southeastern United States, our increasing customer diversification and expanding geographic breadth benefits our business model. At present, we have several thousand customers across different states and four different segments. We believe reducing our reliance on any single geographic area, segment or specific customer base creates the type of stability our operating partners need and will mitigate potential volatility in our operating results.

We intend to grow in the long run by perpetually reinvesting our profits into our existing businesses and new platforms at attractive rates of returns. We believe the powerful compounding effect of this strategy will maximize shareholder value in the long run. We aim to grow our profits in an easily understood, self-sustaining manner, while generating substantial amounts of cash flow.

Competition

The industries in which we compete are highly competitive, with much larger and better capitalized organizations providing similar services in the landscaping, tree care, water remediation, and pest control verticals. Barriers to entry are moderate in these industries, except for commercial landscaping, which has somewhat low barriers to entry. There are well over 100,000 commercial operators within our target verticals, however, the vast majority of these are sole-proprietorships and do not effectively compete with us.

Across our segments, we view our primary competitors in the United States as Orkin, Terminix, BrightView, TruGreen Cos, Rentokil, The Davey Tree Expert, Cook’s Pest Control, Yellowstone, Bartlett, Asplundh Tree Service, Servpro and Gothic Landscape. The largest competitor in the landscaping and tree care space is BrightView, with an approximately 2.6% share of the U.S. market as of 2018, and the largest competitor in pest control is Orkin, with an approximately 12.3% share of the U.S. market as of 2018. In water reclamation, ServPro is the largest provider with an approximately 10% share of the U.S. market as of 2018.

Seasonality

Our commercial landscaping, commercial tree care and pest control service operations in Virginia and Alabama experience seasonal variability during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons.

Employees

As of December 31, 2019, we had four employees at our corporate headquarters and our operating businesses (including our businesses acquired after December 31, 2019) had an aggregate of approximately 90 employees. We intend to hire additional personnel as we grow and develop our business.

Available Information

We are subject to the information requirements of the Exchange Act, and in accordance therewith files quarterly and annual reports, as well as other information with the SEC under File No. 000-55882. Such reports and other information filed with the SEC can be inspected and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the SEC throughout the United States. Information about the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports and other information regarding us and other registrants that file electronic reports and information with the SEC.

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

Risks Relating to the Company

We have historically incurred losses and we anticipate that we will continue to incur losses for the foreseeable future.

We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. In the fiscal year ended December 31, 2019, we spent $4.0 million on acquisitions, and these acquisitions will generate significant depreciation and amortization charges.  For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities, and fluctuations in quarterly results and expenses. We may need to make substantial capital and operating expenditures which may negatively impact our results in the near term, and the acquisitions may never meet our expectations.

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

Our senior management team have limited or no operational experience in the day-to-day operations of the industries in which our businesses operate.

Our senior management team have limited or no operational experience in the industries in which we operate. Our management team relies on the knowledge and talent of the operating partners and employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

As we continue to identify prospective target businesses as part of our growth strategy, we cannot ascertain the capital requirements for any particular transaction. We will be required to seek additional financing to effect any such acquisition that is part of our growth strategy. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business acquisition, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or stockholders are required to provide any additional financing to us.

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

We are dependent upon our key personnel, including our strategic operating partners.

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

In addition, our business strategy is premised on locating operating partners who retain an ownership stake following our acquisition. We believe that a critical part of our success is retaining and motivating these operating partners because of their collective industry knowledge, marketing skills and relationships with vendors and customers. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations and cash flows.

Our business and results of operations are significantly affected by general business, financial market and economic conditions. General business, financial market and economic conditions that could impact the level of activity in the commercial landscape, pest control and tree care industries include the level of commercial construction activity, the condition of the real estate markets where we operate, interest rate fluctuations, inflation, unemployment and wage levels, changes and uncertainties related to government fiscal and tax policies including change in tax rates, duties, tariffs, or other restrictions, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. New or increased tariffs may impact the costs of some of our supplies and equipment. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

During an economic downturn, our customers may decrease their spending on landscape, tree care, and pest control services by seeking to reduce expenditures for such services, in particular enhancement services, engaging a lower cost service provider or, in some cases, performing maintenance themselves rather than outsourcing to third parties like us.

Our business, results of operations and financial condition may be materially adversely impacted by public health epidemics, including the recent coronavirus pandemic and other outbreaks.

Our business, results of operations and financial condition may be materially adversely impacted if a public health epidemic, including the recent coronavirus outbreak, interferes with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including the coronavirus outbreak, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, disruptions related to the health of the employees of our operating businesses, the decreased willingness or ability of our customers to utilize our services and shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Risks Related to Our Operating Businesses

Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows.

We operate in markets with relatively few large competitors. Barriers to entry in the landscape services industry are generally low, while the barriers to entry in tree care and pest control maintenance service are generally moderate. All of our markets are highly competitive consisting of various sized entities, ranging from small or local operators to large regional and national businesses, as well as potential customers that choose not to outsource their landscape, tree care and pest control maintenance services. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service, have the ability to deliver similar services at a lower cost, develop stronger relationships with our customers and other consumers in the industries in which we operate, adapt more quickly to evolving customer requirements than we do, devote greater resources to the promotion and sale of their services or access financing on more favorable terms than we can obtain.

Our customers consider the quality and differentiation of the services we provide, our customer service and price when deciding whether to use our services. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. If we are unable to differentiate our services on the basis of high levels of service, quality and strong relationships, a greater proportion of our customers may switch to lower cost services providers or perform such services themselves. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, or our current customers stop outsourcing their landscape, tree care and pest control maintenance services, our financial position, results of operations and cash flows may be materially and adversely affected.

In addition, former employees may start landscape, tree care and pest control services businesses similar to ours and compete directly with us. Our industry faces low barriers to entry, making the possibility of former employees starting similar businesses more likely. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

We are also subject to the risks that our operating partners may seek to start businesses similar to ours and compete directly with us. While we customarily sign non-competition agreements with our operating partners, which typically continue for two years following the termination of employment, such agreements do not fully protect us against competition from former operating partners. Enforceability of these non-competition agreements varies from state to state, and state courts will generally examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

Our business success depends on our ability to preserve long-term customer relationships.

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We largely seek to differentiate ourselves from our competitors on the basis of high levels of service, breadth of service offerings and strong relationships and may not be able to, or may choose not to, compete with certain competitors on the basis of price. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing or that our current customers will not cease operations, elect to self-operate or terminate contracts with us.

We primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice or no notice at all. Consequently, our customers can unilaterally terminate all services pursuant to the terms of our service agreements, without penalty.

Seasonality affects the demand for our services and our results of operations and cash flows.

The demand for our commercial landscaping, tree care and pest control service operations in Virginia and Alabama are affected by the seasonal nature of our services in certain regions. In geographies that do not have a year-round growing season, the demand for our services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with our second and third fiscal quarters. Our businesses may experience lower activity levels during the winter months. Such seasonality causes our results of operations to vary from quarter to quarter. Due to the relative seasonal nature of the services we provide, we can experience seasonality in our employment and working capital needs. Our employment and working capital needs can correspond with the increased demand for our services in the spring and summer months and employment levels and operating costs are generally at their highest during such months. Consequently, our results of operations and financial position can vary from year-to-year, as well as from quarter-to-quarter. If we are unable to effectively manage the seasonality and year-to-year variability, our results of operations, financial position and cash flow may be adversely affected.

Our operations are impacted by weather conditions.

The demand for the services we provide is affected by weather conditions, including, without limitation, potential impacts from climate change, droughts, severe storms and significant rain or snowfall, all of which may impact the timing and frequency of the performance of our services, or our ability to perform the services at all. For example, severe weather conditions, such as excessive heat or cold, may result in maintenance services being omitted for part of a season or beginning or ending earlier than anticipated, which could result in lost revenues or require additional services to be performed for which we may not receive corresponding incremental revenues. Variability in the frequency of which we must perform our services can affect the margins we realize on a given contract.

Certain extreme weather events, such as hurricanes and tropical storms, can result in increased enhancement revenues related to cleanup and other services. However, such weather events may also impact our ability to deliver our contracted services or cause damage to our facilities or equipment. These weather events can also result in higher fuel costs, higher labor costs and shortages of raw materials and products. As a result, a perceived earnings benefits related to extreme weather events may be moderated.

Additionally, droughts could cause shortage in the water supply and governments may impose limitations on water usage, which may change customer demand for landscape maintenance and irrigation services. There is a risk that demand for our services will change in ways that we are unable to predict.

Increases in raw material costs, fuel prices, wages and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as fuel, fertilizer, chemicals, wages and salaries, employee benefits, health care, subcontractor costs, vehicle, facilities and equipment leases, insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. While we seek to manage price and availability risks related to raw materials, such as fuel, fertilizer, chemicals and mulch, through procurement strategies, these efforts may not be successful and we may experience adverse impacts due to rising prices of such products. In addition, we closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and if wage, salary or benefit costs increase, including as a result of minimum wage legislation, our operating costs will increase, and have increased in the past.

We cannot predict the extent to which we may experience future increases in operating expenses as well as various regulatory compliance costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of services to our customers is dependent upon our ability to obtain adequate supplies, materials and products from manufacturers, distributors and other suppliers. Any disruption in our sources of supply, particularly of the most commonly used items, including fertilizer, chemicals and mulch, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery or other factors beyond our control, including economic downturns, geopolitical unrest, new tariffs or tariff increases, trade issues and policies, and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in our product costs.

Additionally, as part of our procurement strategy, we source certain materials and products we use in our business from a limited number of suppliers. If our suppliers experience difficulties or disruptions in their operations or if we lose any significant supplier, we may experience increased supply costs or may experience delays in establishing replacement supply sources that meet our quality and control standards. The loss of, or a substantial decrease in the availability of, supplies and products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial position, results of operations and cash flows.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.

A significant portion of our contracts are subject to competitive bidding and/or are negotiated on a fixed- or capped-fee basis for the services covered. Such contracts generally require that the total amount of work, or a specified portion thereof, be performed for a single price irrespective of our actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected or could cause us to incur losses.

Our results of operations are subject to periodic fluctuations. Our services have been, and in the future may be, adversely impacted by declines in the new commercial and residential construction and housing sectors, as well as in spending on repair and upgrade activities. Such variability in this part of our business could result in lower revenues and reduced cash flows and profitability.

A significant portion of our revenues are derived from development activities associated with new commercial and residential real estate development, including hospitality, leisure, and home owners associations which have experienced periodic declines, some of which have been severe. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial and residential space, residential and non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. During a downturn in the real estate development industry, customers may decrease their spending on services by generally reducing the size and complexity of their new development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential customers.  Fluctuations in real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, including account, branch and regional management personnel. The landscape, pest control and tree care services industries are labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition we, like many service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year.

As of December 31, 2019, we did not have any employees represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be disrupted and negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations.

Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.

We use the “E-Verify” program, an Internet-based program run by the U.S. government, to verify employment eligibility for all new employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Although we use E-Verify and require all new employees to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or penalties, and adverse publicity that negatively impacts our reputation and may make it more difficult to hire and keep qualified employees. We are subject to regulations of U.S. Immigration and Customs Enforcement, or ICE, and we are audited from time to time by ICE for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions.

Termination of a significant number of employees in specific markets or across our company due to work authorization or other regulatory issues would disrupt our operations, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors. Furthermore, immigration laws have been an area of considerable political focus in recent years, and the U.S. Congress and the Executive Branch of the U.S. government from time to time consider or implement changes to federal immigration laws, regulations or enforcement programs.

Further changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.

Some of the equipment that our employees use is dangerous, and an increase in accidents resulting from the use of such equipment could negatively affect our reputation, results of operations and financial position.

Many of the services that we provide pose the risk of serious personal injury to our employees. Our employees regularly use dangerous equipment, such as lawn mowers, edgers, wood chippers, chain saws, boom cranes, bucket trucks and other power equipment.. As a result, there is a significant risk of work-related injury and workers’ compensation claims. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims or fail to comply with worker health and safety regulations, our operating results and financial position could be materially and adversely affected. In addition, the perception that our workplace is unsafe may damage our reputation among current and potential employees, which may impact our ability to recruit and retain employees, which may adversely affect our business and results of operations.

Our use of subcontractors to perform work under certain customer contracts exposes us to liability and financial risk.

We use subcontractors to perform work in situations in which we are not able to self-perform the work involved. If we are unable to hire qualified subcontractors, our ability to successfully complete a project or perform services could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors exceeds what we have estimated, especially in a fixed- or capped-fee contract, these contracts may not be as profitable as we expected or we could incur losses. In addition, contracts which require work to be performed by subcontractors may yield a lower margin than contracts where we self-perform the work.

Such arrangements may involve subcontracts where we do not have direct control over the performing party. A failure to perform, for whatever reason, by one or more of our subcontractors, or the alleged negligent performance of, the agreed-upon services may damage our reputation or expose us to liability. Although we have in place controls and programs to monitor the work of our subcontractors, there can be no assurance that these controls or programs will have the desired effect, and we may incur significant damage to our reputation or liability as a result of the actions or inactions of one or more of our subcontractors, any of which could have a material adverse effect on our business, financial position and results of operations.

Furthermore, while we screen subcontractors on a variety of criteria, including insurance, the level of insurance carried by our subcontractors varies. If our subcontractors are unable to cover the cost of damages or physical injuries caused by their actions, whether through insurance or otherwise, we may be held liable, regardless of any indemnification agreements in place.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, transportation laws, environmental laws, false claims or whistleblower statutes, disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, intellectual property laws, governmentally funded entitlement programs and cost and accounting principles, the Foreign Corrupt Practices Act, other anti-corruption laws, lobbying laws, motor carrier safety laws and data privacy and security laws. We may be subject to review, audit or inquiry by applicable regulators from time to time.

While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures or disgorgements of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

Compliance with environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, or liabilities thereunder, as well as the risk of potential litigation, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

We are subject to a variety of federal, state and local laws and regulations relating to environmental, health and safety matters. In particular, in the United States, products containing pesticides generally must be registered with the U.S. Environmental Protection Agency, or EPA, and similar state agencies before they can be sold or applied. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment and may be subject to similar evaluation by similar state agencies. The EPA, or similar state agencies, may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s, or a similar state agency’s, continuing evaluations. The failure to obtain or the cancellation of any such registration, or the partial or complete ban of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected.

The use of certain pesticides, herbicides and fertilizer products is also regulated by various federal, state and local environmental and public health and safety agencies. These regulations may require that only certified or professional users apply the product or that certain products only be used on certain types of locations. These laws may also require users to post notices on properties at which products have been or will be applied, notification to individuals in the vicinity that products will be applied in the future, or labeling of certain products or may restrict or ban the use of certain products. We can give no assurance that we can prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot assure you that the pesticides, herbicides, fertilizers or other products we apply, or the manner in which we apply them, will not be alleged to cause injury to the environment, to people or to animals, or that such products will not be restricted or banned in certain circumstances. For example, we could be named in or subject to personal injury claims stemming from alleged environmental torts, similar to those that have been brought against certain manufacturers of herbicides. The costs of compliance, consequences of non-compliance, remediation costs and liabilities, unfavorable public perceptions of such products or products liability lawsuits could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

In addition, federal, state and local agencies regulate the use, storage, treatment, disposal, handling and management of hazardous substances and wastes, emissions or discharges from our facilities or vehicles and the investigation and clean-up of contaminated sites, including our sites, customer sites and third-party sites to which we send wastes. We could incur significant costs and liabilities, including investigation and clean-up costs, fines, penalties and civil or criminal sanctions for non-compliance and claims by third parties for property and natural resource damage and personal injury under these laws and regulations. If there is a significant change in the facts or circumstances surrounding the assumptions upon which we operate, or if we are found to violate, or be liable under, applicable environmental and public health and safety laws and regulations, it could have a material adverse effect on future environmental capital expenditures and other environmental expenses and on our reputation, business, financial position, results of operations and cash flows. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial position and results of operations.

From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims or proceedings may, for example, relate to personal injury, property damage, general liability claims relating to properties where we perform services, vehicle accidents involving our vehicles and our employees, regulatory issues, contract disputes or employment matters and may include class actions. Such allegations, claims and proceedings have been and may be brought by third parties, including our customers, employees, governmental or regulatory bodies or competitors. Defending against these and other such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial position and results of operations could be materially adversely affected.

Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover all material expenses related to potential allegations, claims and proceedings, or any adverse judgments, fines or settlements resulting therefrom, as such insurance programs are often subject to significant deductibles or retentions or may not cover certain types of claims.

We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may adversely impact the demand for our services.

In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.

Any failure, inadequacy, interruption, security failure or breach of our information technology systems, whether owned by us or outsourced or managed by third parties, could harm our ability to effectively operate our business and could have a material adverse effect on our business, financial position and results of operations.

Each of our operating subsidiaries is dependent on automated information technology systems and networks to manage and support a variety of business processes and activities. Our ability to effectively manage our business and coordinate the sourcing of supplies, materials and products and our services depend significantly on the reliability and capacity of these systems and networks. Such systems and networks are subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, security breaches, acts of war or terrorist attacks, fire, flood and natural disasters. Our servers or cloud-based systems could be affected by physical or electronic break-ins, and computer viruses or similar disruptions may occur. A system outage may also cause the loss of important data or disrupt our operations. Our existing safety systems, data backup, access protection, user management, disaster recovery and information technology emergency planning may not be sufficient to prevent or minimize the effect of data loss or long-term network outages.

In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to support the needs of our business and growth strategy, and the costs to upgrade such systems may be significant. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. We also depend on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

We could be required to make significant capital expenditures to remediate any such failure, malfunction or breach with our information technology systems or networks. Any material disruption or slowdown of our systems, including those caused by our failure to successfully upgrade our systems, and our inability to convert to alternate systems in an efficient and timely manner could have a material adverse effect on our business, financial position and results of operations.

If we fail to protect the security of personal information about our customers, employees or third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, employees and third parties. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems could cause damage to our reputation and interruptions in our operations and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. The frequency of data breaches of companies and governments has increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent infringement or misappropriation of these rights. Although we believe that we have sufficient rights to all of our trademarks, service marks and other intellectual property rights, we may face claims of infringement that could interfere with our business or our ability to market and promote our brands. Any such litigation may be costly, divert resources from our business and divert the attention of management. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks, service marks or other intellectual property rights in the future and may be liable for damages, which in turn could materially adversely affect our business, financial position or results of operations.

Although we make a significant effort to avoid infringing known proprietary rights of third parties, the steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful and from time to time we may receive notice that a third party believes that our use of certain trademarks, service marks and other proprietary intellectual property may be infringing certain trademarks or other proprietary rights of such third party. Responding to and defending such claims, regardless of their merit, can be costly and time-consuming, can divert management’s attention and other resources, and we may not prevail. Depending on the resolution of such claims, we may be barred from using a specific mark or other rights, may be required to enter into licensing arrangements from the third party claiming infringement (which may not be available on commercially reasonable terms, or at all), or may become liable for significant damages.

If any of the foregoing occurs, our ability to compete could be affected or our business, financial position and results of operations may be adversely affected.

Risks Related to Ownership of our Class A Common Stock

Our Class A Common Stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

Our Class A Common Stock is not quoted on any market or exchange, and it is possible that our Class A Common Stock will never be quoted or listed on any market or exchange. Even if our Class A Common Stock becomes listed or commences trading, the volume trading in our Class A Common Stock may be insufficient for stockholders to liquidate Class A Common Stock at a profit, or at all. As a result, an investor in our Class A Common Stock may find it difficult to dispose of shares of our Class A Common Stock or obtain a fair price for our Class A Common Stock in the market if one develops. Investors in our Class A Common Stock should expect to hold our Class A Common Stock indefinitely.

The price of our Class A Common Stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Class A Common Stock.

If our Class A Common Stock becomes quoted or traded on any market, our Class A Common Stock price is likely to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A Common Stock at or above your original purchase price. The market price for our Class A Common Stock may be influenced by many factors, many of which are out of our control, including those discussed in this “Risk Factors” section.

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

Our management team currently controls all voting matters brought before our stockholders, and our Class B Directors account for two of the seats on our board of directors, and certain actions by our board of directors cannot be taken without the consent of these two directors.

Our board of directors currently consists of the two directors appointed by the holders of our Class B Common Stock voting as a separate class and two additional directors. Currently, Jeffrey C. Piermont and Peter A. Cohen collectively own all of our Class B Common Stock. In addition, because each share of Class B Common Stock is entitled to cast 50 votes for all matters on which our stockholders vote, while each share of Class A Common Stock is entitled to cast only one vote, Messrs. Piermont and Cohen presently control, and will likely continue to control for the foreseeable future, virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Moreover, it is possible that Messrs. Piermont, and Cohen may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

Our board of directors is not composed of a majority of independent directors, which poses a significant risk for us from a corporate governance perspective.

Our Executive Chairman and Chief Executive Officer and our Chief Operating Officer serve as two of our directors. Currently, our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and the election of officers who have oversight of our accounting function. Our management team also exercises control over all matters requiring stockholder approval, including the election of directors. We have chosen not to implement various corporate governance measures at this time, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest, and similar matters. Stockholders should bear in mind our current lack of these corporate governance measures in formulating their investment decisions.

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

Pursuant to the Jumpstart Our Businesses Act of 2012, as amended (the “JOBS Act”), as an emerging growth company we can elect to opt out of the extended transition period for any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the application date for private companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

The JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC. The JOBS Act is intended to reduce the regulatory burden on emerging growth companies. We meet the definition of an emerging growth company and so long as we qualify as an “emerging growth company,” we will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources, including the accounting and other management systems and resources of our operating subsidiaries, may not be adequately prepared.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to comply with these requirements, we will need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business.

We may fail to maintain effective internal controls over external financial reporting or such controls may fail or be circumvented.

Federal securities laws require us to report on our internal controls over financial reporting, and our business and financial results could be adversely affected if we, or our independent registered public accounting firm, determine that these controls are not effective. If we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis and we may be otherwise unable to comply with the periodic reporting requirements of the SEC, each of which could have a material adverse effect on the confidence in our financial reporting and our credibility in the marketplace. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees and as executive officers.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation, as amended, and bylaws contain provisions that may make the acquisition of the Company more difficult, including, but not limited to, the following:

•	setting forth specific procedures regarding how our stockholders may nominate directors for election at stockholder meetings;
•	permitting our board of directors to issue preferred stock without stockholder approval; and
•	limiting the rights of stockholders to amend our bylaws.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 333 Avenue of the Americas, Suite 2000, Miami, Florida 33131. We have access to the facilities at this location on an as-needed basis at a cost of approximately $250 per month. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our operating businesses. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is not quoted or traded on any market but was previously quoted on the OTCQB under the symbol “AANC” from February 14, 2019 to November 12, 2019, and on the OTCQB under the symbol “EXXP” from September 25, 2018 to February 13, 2019. Prior to that, there was no public market for our Class A Common Stock.

As of March 25, 2020, we had approximately 130 holders of record of our Class A Common Stock, and 1,892,998 of our Class A Common Stock outstanding.

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

Overview

We were organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of us with and into our wholly-owned subsidiary, Andover National Corporation, a Delaware corporation.

On October 4, 2019, Andover Environmental Solutions, LLC, our wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental Solutions, LLC purchased sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000, subject to certain adjustments (the “Business Combination”).

ANC Green Solutions I, LLC, formerly known as Legg Holdings, Inc. (“ANC Green Solutions” or “Legg”), is an operator and franchisor of commercial and residential landscaping, lawn care and pest control services, operating under the commercial trade name Superior Services. ANC Green Solution’s core service offerings provide residential homeowners and commercial customers with year-round monitoring and treatment by focusing on weed and insect control, irrigation, seeding, fertilization, general landscape maintenance and installation services. Additionally, ANC Green Solutions is a master franchisor for outdoor insect control service businesses operating independently throughout the United States.

Results of Operations

As a result of the Business Combination, we are the acquirer for accounting purposes and ANC Green Solutions is the acquiree and accounting predecessor. Our financial statement presentation distinguishes our financial performance into two distinct periods, the period up to the closing date of the Business Combination (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

Our historical financial information prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. Our operations, until the closing of the Business Combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity of ours was reported for periods prior to October 4, 2019 besides ANC Green Solutions’ operations as Predecessor.

We believe reviewing our operating results for the year ended December 31, 2019 by combining the results of the 2019 Successor Period (October 4, 2019 through December 31, 2019) and 2019 Predecessor Period (January 1, 2019 through October 3, 2019) (collectively, the “S/P Combined Period”) is more useful in discussing our overall operating performance compared to the results of the year ended December 31, 2018 (Predecessor).

Comparison of the Successor/ Predecessor (“S/P”) Combined Period to the Year Ended December 31, 2018 (Predecessor)

	For the period	For the period
	October 4, 2019	January 1, 2019		Year Ended
	through	through		December 31,	Increase
	December 31, 2019	October 3, 2019	S/P Combined	2018	(Decrease)
	(Successor)	(Predecessor)	Period	(Predecessor)	in Dollars

Revenue	$683,265	$1,957,025	$2,640,290	$2,235,237	$405,053
Operating costs and expenses:
Costs of services provded	280,847	928,275	1,209,122	1,154,764	54,358
General and administrative expenses	1,491,902	586,092	2,077,994	547,293	1,530,701
Sales and marketing	12,003	117,352	129,355	99,303	30,052
Total operating costs and expenses	1,784,752	1,631,719	3,416,471	1,801,360	1,615,111
Income (loss) from operations	(1,101,487)	325,306	(776,181)	433,877	(1,210,058)
Other income (expense)	38,492	124,157	162,649	(1,122)	163,771
Net income (loss)	(1,062,995)	449,463	(613,532)	432,755	(1,046,287)

Revenue

Our revenue was generated from lawn care, landscaping and pest-control services, in addition to pest-control franchisor revenue. We generated revenues of approximately $2.6 million during the S/P Combined Period as compared to revenue of $2.2 million during the year ended December 31, 2018 (Predecessor). The increase in revenue was primarily attributable to stronger demand for our products and services, particularly for landscape installation work and pest control, during the S/P Combined Period as compared to the year ended December 31, 2018 (Predecessor).

Costs of services provided

Cost of services provided represents costs directly related to the provision of the lawn care services, and include direct labor, materials and equipment depreciation. Costs of services provided during the S/P Combined Period were comparable with those during the year ended December 31, 2018 (Predecessor).

General and administrative expenses

General and administrative expenses were $2.1 million during the S/P Combined Period as compared to $0.5 million during the year ended December 31, 2018 (Predecessor). The increase was attributable to the inclusion of Andover’s expenses primarily associated with compensation and benefits and professional fees during the 2019 Successor Period, which are not included in the general and administrative expenses for the year ended December 31, 2018 (Predecessor), as those results include only the results of ANC Green Solutions.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $30,000 during the S/P Combined Period as compared to the year ended December 31, 2018 (Predecessor), which was primarily attributable to a greater focus on promotion and advertising.

Other income (expense)

Other income (expense) of approximately $0.2 million during the S/P Combined Period primarily reflects gains realized from insurance loss reimbursements and investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) was nominal during the year ended December 31, 2018 (Predecessor).

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $11.4 million and total equity of $16.9 million. Net working capital was $10.8 million.

Our principal capital requirements are to fund our working capital needs and to make investments in line with our business strategy. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, cash flows from operations and financing activities. In addition, as a public company, we may from time to time access the capital markets through the offering and sale of our securities. However, there can be no assurance that any such alternative sources would be available or sufficient. We believe that future operating cash flows, together with cash on hand will be sufficient to meet our future operating and capital expenditure cash requirements for the next twelve months.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Successor	Predecessor
	October 4, 2019	January 1, 2019	Year Ended
	through	through	December 31,
	December 31, 2019	October 3, 2019	2018

Net cash provided by (used in) operating activities	(405,348)	611,116	481,609
Net cash used in investing activities	(3,490,758)	(48,338)	(73,755)
Net cash provided by (used in) financing activities	2,005,662	(1,267,921)	(42,837)

Operating Activities

During the period from October 4, 2019 through December 31, 2019 (Successor), cash used in operating activities was $0.4 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.2 million and changes in operating assets and liabilities. During the period from January 1, 2019 through October 3, 2019 (Predecessor) operating activities provided $0.6 million of cash primarily as a result of our net income. During the year ended December 31, 2018 (Predecessor), operating activities provided cash of $0.5 million primarily as a result of our net income offset in part by changes in operating assets.

Investing Activities

During the period from October 4, 2019 through December 31, 2019 (Successor), we used $3.5 million of cash in investing activities primarily as a result of our acquisition of Legg, net of cash acquired, for $3.4 million. During the period from January 1, 2019 through October 3, 2019 (Predecessor) investing activities used approximately $48,000 of cash primarily for the purchase of property and equipment. During the year ended December 31, 2018 (Predecessor), investing activities used cash of approximately $74,000 for the purchase of property and equipment.

Financing Activities

During the period from October 4, 2019 through December 31, 2019 (Successor), $2.0 million of cash was provided by financing activities from the issuance of shares in a private placement. During the period from January 1, 2019 through October 3, 2019 (Predecessor) financing activities used $1.3 million of cash as distributions to shareholders. During the year ended December 31, 2018 (Predecessor), financing activities used cash of approximately $43,000 primarily from capital distributions to shareholders, partially offset by contributions from shareholders. Shareholder capital distributions during the period from January 1, 2019 through October 3, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) were made prior to the Business Combination.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

We have deferred purchase consideration associated with the Business Combination of $500,000, of which $200,000 is payable during the year ended December 31, 2020 and $300,000 is payable during the year ended December 31, 2021.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Management reviews critical accounting estimates on an ongoing basis and as needed prior to the release of annual financial statements. See also Note 2 to our consolidated financial statements, which discusses the significant assumptions used in applying accounting policies.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Income Taxes

Successor

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more-likely than not that some or all of the deferred tax assets will not be realized.

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more-likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

Predecessor

The Predecessor’s subsidiaries were Subchapter S pass-through entities for income tax purposes. Accordingly, the Predecessor was not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes.

Share-based compensation (Successor)

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employees at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Recent Accounting Pronouncements

For a discussion of recently issued financial accounting standards, see Note 2 to our consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

ANDOVER NATIONAL CORPORATION

(Formerly Edgar Express, Inc.)

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Andover National Corporation (formerly Edgar Express, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Andover National Corporation (formerly Edgar Express, Inc.) and its subsidiary (the “Successor”) as of December 31, 2019 and of Legg Holdings, Inc. and its subsidiaries (collectively, the “Predecessor”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of the Successor for the period from October 4, 2019 through December 31, 2019, and of the Predecessor for the period from January 1, 2019 through October 3, 2019 and the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2019 and the Predecessor as of December 31, 2018, and the results of Successor’s operations and cash flows for the period from October 4, 2019 through December 31, 2019 and the results of Predecessor’s operations and cash flows for the period from January 1 2019 through October 3, 2019 and the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

March 30, 2020

ANDOVER NATIONAL CORPORATION

Consolidated Balance Sheets

	Successor	Predecessor
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$11,407,971	$899,653
Accounts receivable, net	160,803	146,811
Prepaid expenses and other current assets	31,702	-
Total current assets	11,600,476	1,046,464

Non-current assets:
Property and equipment, net	245,953	261,378
Right-of-use asset, net	220,294	-
Goodwill	4,309,766	-
Intangible assets, net	1,881,208	-
Total non-current assets	6,657,221	261,378

TOTAL ASSETS	$18,257,697	$1,307,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$587,584	$50,009
Current portion of deferred consideration	200,000	-
Notes payable	-	20,473
Lease liabilities	42,970	-
Total current liabilities	830,554	70,482

Non-current liabilities:
Lease liabilities, net of current portion	177,324	-
Deferred consideration, net of current portion	300,000	-
Total non-current liabilities	477,324	-

Total liabilities	1,307,878	70,482

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of December 31, 2019	-	-
Common stock, $1.00 par value; 600 shares authorized, issued and outstanding as of December 31, 2018	-	600
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 1,683,691 shares issued and outstanding as of December 31, 2019	1,684	-
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of December 31, 2019	81	-
Additional paid-in capital	17,554,713	72,757
Retained earnings (accumulated deficit)	(3,334,086)	1,164,003
Total stockholders' equity	14,222,392	1,237,360
Noncontrolling interest	2,727,427	-
Total equity	16,949,819	1,237,360
TOTAL LIABILITIES AND EQUITY	$18,257,697	$1,307,842

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Consolidated Statements of Operations

	Successor	Predecessor
	October 4, 2019	January 1, 2019	Year Ended
	through	through	December 31,
	December 31, 2019	October 3, 2019	2018
Revenues:
Revenue	$683,265	$1,957,025	$2,235,237
Total revenues	683,265	1,957,025	2,235,237
Operating costs and expenses:
Cost of services provided	280,847	928,275	1,154,764
General and administrative	1,491,902	586,092	547,293
Sales and marketing	12,003	117,352	99,303
Total operating costs and expenses	1,784,752	1,631,719	1,801,360
Income (loss) from operations	(1,101,487)	325,306	433,877
Other income (expense):
Investment income	37,589	-	-
Other income	809	120,644	-
Interest income	94	3,858	-
Interest expense	-	(345)	(1,122)
Total other income (expense)	38,492	124,157	(1,122)
Net income (loss)	(1,062,995)	449,463	432,755
Less: Net income attributable to noncontrolling interest	60,760	-	-
Net income (loss) attributable to common shareholders	$(1,123,755)	$449,463	$432,755

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.70)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.70)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	1,612,172
Weighted average Class A and Class B Common shares outstanding- Diluted	1,612,172

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Consolidated Statements of Equity

Successor	For the period from October 4, 2019 through December 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at October 4, 2019	1,460,757	$1,461	121,797	$122	$15,348,394	$(2,210,331)	$13,139,646	$-	$13,139,646
Impact on non-controlling interest from acquisition of ANC Green Solutions I	-	-	-	-	-	-	-	2,666,667	2,666,667
Stock-based compensation	-	-	-	-	200,839	-	200,839	-	200,839
Issuance of Class A Common Stock in conversion of Class B Common Stock	40,599	41	(40,599)	(41)	-	-	-	-	-
Issuance of Class A Common Stock in private placement	182,335	182	-	-	2,005,480	-	2,005,662	-	2,005,662
Net income (loss)	-	-	-	-	-	(1,123,755)	(1,123,755)	60,760	(1,062,995)
Balance at December 31, 2019	1,683,691	$1,684	81,198	$81	$17,554,713	$(3,334,086)	$14,222,392	$2,727,427	$16,949,819

Predecessor	For the period from January 1, 2019 through October 3, 2019
			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	600	$600	$72,757	$1,164,003	$1,237,360
Shareholder distribution	-	-	-	(1,247,448)	(1,247,448)
Net income	-	-	-	449,463	449,463
Balance at October 3, 2019	600	$600	$72,757	$366,018	$439,375

	For the Year Ended December 31, 2018
			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2018	600	$600	$25,983	$815,005	$841,588
Shareholder contribution (distribution)	-	-	46,774	(83,757)	(36,983)
Net income	-	-	-	432,755	432,755
Balance at December 31, 2018	600	$600	$72,757	$1,164,003	$1,237,360

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Successor	Predecessor
	October 4, 2019	January 1, 2019	Year Ended
	through	through	December 31,
	December 31, 2019	October 3, 2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(1,062,995)	$449,463	$432,755
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	100,884	62,107	85,453
Loss on disposal of fixed asset	-	41,485	-
Stock-based compensation	200,839	-	-
Changes in operating assets and liabilities:
Accounts receivable	15,902	(29,894)	(36,670)
Prepaid expenses and other current assets	(2,400)	(9,643)	-
Accounts payable and accrued expenses	342,422	97,598	71
Net cash provided by (used in) operating activities	(405,348)	611,116	481,609
Cash Flows from Investing Activities:
Purchase of property and equipment	(58,921)	(48,338)	(73,755)
Acquisition of ANC Green Solutions I, net of cash acquired	(3,431,837)	-	-
Net cash used in investing activities	(3,490,758)	(48,338)	(73,755)
Cash Flows from Financing Activities:
Repayment of notes payable	-	(20,473)	(5,854)
Capital contribution	-	-	46,774
Capital distribution	-	(1,247,448)	(83,757)
Proceeds from the issuance of shares in private placement	2,005,662	-	-
Net cash provided by (used in) financing activities	2,005,662	(1,267,921)	(42,837)
Net increase (decrease) in cash	(1,890,444)	(705,143)	365,017

Cash, beginning of the period	13,298,415	899,653	534,636
Cash, end of the period	$11,407,971	$194,510	$899,653

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$345	$1,122
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities
Recognition of noncontrolling interest in acquisition of ANC Green Solutions I	$2,666,667	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1 – Nature of the Business

Andover National Corporation, (the “Company” or “Successor”) was organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. Effective February 14, 2019, the Company completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Company with and into the Company’s wholly-owned subsidiary, Andover National Corporation, a Delaware corporation (“Andover”).

On October 4, 2019, Andover Environmental Solutions, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental Solutions, LLC purchased sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000, subject to certain adjustments (the “Business Combination”).

ANC Green Solutions I, LLC, formerly known as Legg Holdings, Inc. (“ANC Green Solutions” or “Legg”), is an operator and franchisor of commercial and residential landscaping, lawn care and pest control services, operating under the commercial trade name Superior Services. ANC Green Solution’s core service offerings provide residential homeowners and commercial customers with year-round monitoring and treatment by focusing on weed and insect control, irrigation, seeding, fertilization, general landscape maintenance and installation services. Additionally, ANC Green Solutions is a master franchisor for outdoor insect control service businesses operating independently throughout the United States.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries which are directly or indirectly owned by the Company.

As a result of the Business Combination, the Company is the acquirer for accounting purposes and ANC Green Solutions is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the closing date of the Business Combination (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of the assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combinations for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of ANC Green Solutions.

As a result of the application of the acquisition method of accounting as of the closing date of the Business Combination, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

The historical financial information of Andover prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. The operations of Andover, until the closing of a business combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity in the Company was reported for periods prior to October 4, 2019 besides ANC Green Solutions’ operations as Predecessor.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it has a controlling financial interest. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s consolidated balance sheets and consolidated statement of equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in the Company’s consolidated statement of operations.

The accompanying Successor consolidated financial statements include the accounts of Andover National Corporation and its consolidated subsidiary, ANC Green Solutions. The accompanying Predecessor consolidated financial statements include the accounts of ANC Green Solutions and its consolidated subsidiaries, Legg Lawncare, Inc. and Legg SMS Franchising, Inc.

All material inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and highly liquid investments with maturities of three months or less from the date of purchase to be cash and cash equivalents. As of December 31, 2019, the Company’s cash equivalents included U.S. Treasury Bills with maturities of 90 days or less. Realized and unrealized gains and losses on highly liquid investments classified as cash equivalents are reported in investment income in the consolidated statement of operations. The Company had no cash equivalents as of December 31, 2018.

Concentration of credit risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. During the period from October 4, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through October 3, 2019 (Predecessor) and year ended December 31, 2018 (Predecessor), no customer accounted for more than 10% of the Company’s total revenue.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reserves for all accounts that are deemed to be uncollectible and reviews its allowance for doubtful accounts regularly. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. Account balances are written off against the allowance when the potential for recovery is considered remote.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

The following table provides a roll forward of the allowance for doubtful accounts:

	Successor	Predecessor
	October 4, 2019	January 1, 2019	Year Ended
	through	through	December 31,
	December 31, 2019	October 3, 2019	2018
Allowance for doubtful accounts, beginning of period	$-	$34,976	$23,051
Bad debt expense	2,467	-	11,925
Allowance for doubtful accounts, end of period	$2,467	$34,976	$34,976

Prepaid expenses and other current assets

Prepaid expenses consist of payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses primarily consist of payments associated with insurance contracts.

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of December 31, 2019 and 2018, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

Useful Lives (in years)

Vehicles	5-10
Equipment	5-7
Leasehold improvements	5
Office equipment	5-7

Equipment replacement, maintenance and repair costs, which do not extend the lives of the assets, are charged to operating expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) historical, current and/ or projected operating or cash flow losses associated with the use of the asset; (ii) significant changes in the extent or manner in which the assets are used; (iii) significant changes in the business climate in which the assets are used, such as negative industry or economic trends, or increased competitive pressures; (iv) a significant decline in the market price of the asset; and (v) legal or regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The Company does not test for impairment in the year of acquisition of premises and equipment, so long as those premises and equipment are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long- lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized prospectively over the newly determined remaining estimated useful lives.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Leases

Effective January 1, 2019, the Company accounts for its leases under Accounting Standard Codification (“ASC”) Topic 842, Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets.

Lease ROU assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease payments associated with these leases on a straight-line basis over the term of the lease.

Prior to January 1, 2019, the Company accounted for leases under ASC 840. The Company recorded rent expense associated with its operating leases on a straight-line basis over the term of the lease.

Goodwill and Intangible Assets (Successor)

Goodwill. Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Business Combinations (Successor)

The Company applies the provisions of Accounting Standard Codification (“ASC”) Topic 805, Business Combinations, in the accounting for acquisitions. ASC 805 requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, preacquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligation in the contract
•	Step 5: Recognize revenue when the company satisfies a performance condition

The Company’s revenue is primarily generated from residential and commercial lawn care programs and services. The Company generally recognizes revenue from the sale of services as the services are performed, which is typically ratably over the term of the contract(s), which the Company believes to be the best measure of progress. The Company recognizes revenues as it completes services to its customers in an amount reflecting the total consideration it expects to receive from the customer.

The Company determined that for contracts containing multiple performance obligations, stand-alone selling price is readily determinable for each performance obligation. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay.

The Company also grants franchises to operators in exchange for an initial franchise license fee and continuing royalty payments. Franchise revenue is recognized over the license term as the Company has determined that all obligations under the franchise agreements represent a single performance obligation that is satisfied over time.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Cost of services provided

Cost of services provided represents costs directly related to the provision of the lawncare programs and services, and include direct labor, materials and equipment depreciation. The Company recognizes the costs of services provided as the associated revenues are recognized.

Share-based compensation (Successor)

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employees at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Net Income (Loss) Per Common Share (Successor)

Basic net income (loss) per share is calculated by dividing the net income (loss) applicable to the common stockholders by the weighted average number of shares of common stock outstanding during the reporting periods. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and restricted stock units that would result in the issuance of incremental shares of common stock.

In computing the basic and diluted net loss per share applicable to common stockholders during the period October 4, 2019 through December 31, 2019, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Fair Value Measurements

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

Level 1- Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2- Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models and fund manager estimates.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

As of December 31, 2019 and 2018, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

Income Taxes

Successor

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more-likely than not that some or all of the deferred tax assets will not be realized.

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more-likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

The Company’s policy is to account for income tax related interest and penalties in the provision for income taxes in the accompanying consolidated statements of operations.

Predecessor

The Predecessor’s subsidiaries were Subchapter S pass-through entities for income tax purposes. Accordingly, the Predecessor was not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes.

Segment Information

The Company operates under one segment which provides residential and commercial lawncare services.

Retirement Plans

The Company maintains defined benefit contribution retirement plans for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up the Internal Revenue Service limit of $19,000 ($25,000 for employees 50 years or over) for 2019. The Company contributed $5,593, $5,050 and $4,006 during the period October 4, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through October 3, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively.

Recent Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (“ASC 842”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. The Company adopted ASC 842 on January 1, 2019 using the optional transition method to apply the new guidance as of the date of adoption, rather than as of the earliest period presented. The adoption of ASC 842 on January 1, 2019 did not have an impact on the Company’s consolidated financial statements as the Company did not have any leases with original terms longer than 12 months at the date of adoption.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2018, including interim periods within those periods. The standard became effective for the Company in the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company early adopted this standard as of January 1, 2019. The Company did not grant share-based payment awards during the Predecessor period. Accordingly, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Recent Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Successor	Predecessor
	October 4, 2019	January 1, 2019	Year Ended
	through	through	December 31,
	December 31, 2019	October 3, 2019	2018

Lawncare service revenue	$665,323	$1,880,694	$2,142,043
Franchise revenue	17,942	76,331	93,194
Total revenue	$683,265	$1,957,025	$2,235,237

The Company’s revenue is primarily generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation, and mosquito, termite and pest control services. The Company generally recognizes revenue from the sale of services as the services are performed, which is typically ratably over the term of the contract(s), which the Company believes to be the best measure of progress. The Company recognizes revenues as it completes services to its customers in an amount reflecting the total consideration it expects to receive from the customer.

Payment terms vary by customer, but payments are generally due at the point of service. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one years. These costs are expensed as incurred and recorded with in general and administrative expense in the consolidate statement of operations.

The Company also grants franchises to operators in exchange for an initial franchise license fee and continuing royalty payments. Franchise revenue is recognized over the license term as the Company has determined that all obligations under the franchise agreements represent a single performance obligation that is satisfied over time.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 4 – Business Combination (Successor)

As described in Note 1, on October 4, 2019, the Company acquired sixty percent (60%) of the membership interests of ANC Green Solutions for $4,000,000 in cash, consisting of $3,500,000 paid at the closing of the Business Combination and $500,000 in deferred consideration to be paid on the one- and two- year anniversary of the closing of the Business Combination.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Green Solutions (in thousands):

Accounts receivable	$176
Prepaid expenses	10
Property and equipment	206
Intangible assets	1,963
Goodwill	4,310
Accounts payable and accrued expenses	(66)
Deferred cash consideration	(500)
Non-controlling interest in ANC Solutions	(2,667)
Cash purchase price, net of cash acquired	$3,432

The Company identified tradename and customer relationship intangible assets. The tradename and customer relationships will be amortized on a straight-line basis over its estimated useful life (see Note 6).

The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how and is expected to be deductible for income tax purposes.

The acquisition-date fair value of the noncontrolling interest was determined using a market approach based on the transaction price observed in the Business Combination.

The Company recorded approximately $65,000 in transaction costs related to the acquisition of ANC Green Solutions, which are recorded in General and administrative expense in the Consolidated statement of operations for the period October 4, 2019 through December 31, 2019.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Business Combination discussed above as if they had occurred on January 1, 2018. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Business Combinations had been completed on January 1, 2018, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

	Year ended
	December 31, 2019	December 31, 2018
Total revenue	$2,640,290	$2,235,237
Net loss	(2,003,167)	(430,624)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2019 include the inclusion of amortization of the intangible assets of $245,000 and the elimination of transaction costs of $119,000. For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2018 include the inclusion of amortization of the intangible assets of $327,000.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 5- Property and Equipment

	Successor	Predecessor
	December 31, 2019	December 31, 2018

Vehicles	$101,410	$377,932
Equipment	119,276	292,272
Leasehold improvements	42,163	9,990
Office equipment	2,196	4,664
Total property and equipment	265,045	684,858
Less: Accumulated depreciation	(19,092)	(423,480)
Property and equipment, net	$245,953	$261,378

Depreciation expense was $19,092 for the period October 4, 2019 through December 31, 2019 (Successor), $62,107 for the period January 1, 2019 through October 3, 2019 (Predecessor) and $85,453 for the year ended December 31, 2018 (Predecessor).

Note 6- Goodwill and Intangible Assets (Successor)

As of December 31, 2019, the Company’s goodwill balance of $4,309,766 relates to the Business Combination. There have been no changes to goodwill from initial recognition on October 4, 2019 through December 31, 2019.

As of December 31, 2019, the Company’s intangible assets consisted of the following:

	December 31, 2019
	Gross	Accumulated Amortization	Net
Tradenames	$251,000	$(10,458)	$240,542
Customer relationships	1,712,000	(71,334)	1,640,666
	$1,963,000	$(81,792)	$1,881,208

Weighted average amortization period (in years)
Tradenames	6
Customer relationships	6

Amortization expense was $81,792 for the successor period October 4, 2019 to December 31, 2019.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2020	327,167
2021	327,167
2022	327,167
2023	327,167
2024	327,167
Thereafter	245,373

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 7- Leases

Successor

The Company leases a facility under an agreement classified as an operating lease that expires in 2024. The Company’s lease includes renewal options; however, renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. The Company does not act as a lessor or have any leases classified as financing leases.

At December 31, 2019, the Company had operating lease liabilities of $220,294 and right of use assets of $220,294.

Lease expenses during the period October 4, 2019 through December 31, 2019 are as follows:

Successor
October 4, 2019
through
December 31, 2019
Operating leases
Operating lease cost	$12,750
Operating lease expense	12,750
Short-term lease rent expense	18,418
Total rent expense	$31,168

The weighted-average remaining lease term as of December 31, 2019 was 4.75 years. The weighted-average discount rate was 4%.

The Company’s maturity of its operating leases are as follows:

2020	$51,000
2021	51,000
2022	51,000
2023	51,000
2024	38,250
Thereafter	-
Total	242,250
Less: Interest	(21,956)
Present value of lease liabilities	$220,294

Predecessor

Rent expense during the period January 1, 2019 through October 3, 2019 and for the year ended December 31, 2018 was $42,785 and $56,047, respectively.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 8 – Accounts Payable and Accrued Liabilities

As of December 31, 2019 and 2018, the Company’s accounts payable and accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31, 2019	December 31, 2018

Accounts payable	$138,712	$-
Accrued professional fees	235,124	30,212
Accrued franchise tax	200,000	-
Accrued payroll	13,748	19,797
Accounts payable and accrued liabilities	$587,584	$50,009

Note 9– Notes Payable (Predecessor)

The Predecessor was party to loan agreements used for the purchase of supplies, equipment and a truck. As of December 31, 2018, approximately $20,000 was outstanding and bore an annual interest rate of 3.29%. During the period January 1, 2019 through October 3, 2019 the remaining outstanding balance was repaid in full.

During the year ended December 31, 2018 the predecessor repaid $5,854 in principle related to its outstanding Notes.

Note 10 – Stockholders Equity

Successor

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of December 31, 2019. No shares of preferred stock were issued or are outstanding as of December 31, 2019.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of December 31, 2019, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock. Both classes of common stock qualify for and share equally in dividends, if declared by the Company’s Board of Directors. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company, after rights of the holders of the preferred stock, if any, have been satisfied.

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share on matters to be voted upon by stockholders. Holders of Class A Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of Class A Common Stock or other obligations convertible into shares of Class A Common Stock which the Company may issue in the future.

All of the outstanding shares of Class A Common Stock are fully paid and non-assessable. Holders of our Class A Common Stock are not liable for further calls or assessments.

In October 2019, the Company entered into a separation agreement with the Company’s Chief Executive Officer, (the “Former Executive”), pursuant to which the Former Executive agreed to (a) convert the 40,599 shares of Class B Common Stock of the Company beneficially owned by the Former Executive into 40,599 shares of Class A Common Stock, and (b) cancel all warrants to purchase common stock beneficially held by the Former Executive.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

In December 2019, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 182,335 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $2,005,662.

As of December 31, 2019, there are 1,683,691 shares of Class A Common Stock outstanding.

Class B Common Stock

Holders of Class B Common Stock are entitled to fifty votes per share on matters to be voted upon by stockholders. Holders of our Class B Common Stock are entitled to elect, exclusively and as a separate class, three of the Company’s Board of Directors, who may not be removed without cause without the affirmative vote of holders of a majority of the outstanding shares of Class B Common Stock, voting as a separate class.

Holders of the Class B Common Stock may, at any time, convert their Class B Common Stock into one share of Class A Common Stock. The Class B conversion ratio is subject to adjustments upon the occurrence of certain events.

As described above, in October 2019, the Company entered into a separation agreement with the Former Executive, pursuant to which the Former Executive agreed to convert the 40,599 shares of Class B Common Stock of the Company beneficially owned by the Former Executive into 40,599 shares of Class A Common Stock.

As of December 31, 2019, there are 81,198 shares of Class B Common Stock outstanding.

Warrants

As of December 31, 2019, the Company’s outstanding warrants are as follows:

	Outstanding as of December 31, 2019	Exercise Price	Expiration Date
Class W-1 Warrant	1,125,000	$12.50	September 25, 2028
Class W-2 Warrant	1,125,000	$15.00	September 25, 2028

The Class W-1 and Class W-2 warrants, (together, the “Warrants”) were issued by the Successor Company and are fully vested and will become exercisable on September 25, 2023, except in the event of a change in control, or termination without cause, as defined in the respective warrant agreements.

The Warrants are subject to anti-dilution adjustments in connection with stock splits, tender offers, and certain other events (as described in the respective warrant agreements), and (y) provide for a right for the holders of the Warrants to choose to require that the Warrants be assumed by a successor entity or that the holder of Warrants receive the same consideration as stockholders upon certain change in control events.

A summary of warrant activity during the Successor period October 4, 2019 through December 31, 2019 is as follows:

	Warrants	Weighted exercise price	Weighted average remaining contractual life (in years)
Outstanding as of October 4, 2019	3,150,000	$13.75	9.0
Forfeited	(900,000)	$13.75	-
Outstanding as of December 31, 2019	2,250,000	$13.75	8.7
Exercisable	-	$-

Predecessor

Prior to the Business Combination there were 600 issued and outstanding shares of ANC Green Solutions, Inc.

ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 11– Share-based Compensation (Successor)

The Andover National Corporation 2019 Equity Incentive Plan (the “Plan”) provides for the issuance of incentive and non-incentive stock options, stock grants and share-based awards. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant.

As of December 31, 2019, an aggregate of 1,000,000 shares of common stock were authorized under the Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of December 31, 2019, 840,000 common shares were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at December 31, 2019.

The Company recorded total share-based compensation expense of $200,839 for the period October 4, 2019 to December 31, 2019.

Restricted Stock

As of December 31, 2019, the Company has 10,000 unvested restricted shares with a weighted average grate date fair value of $10 per share. Total unrecognized expense remaining on the restricted shares is $7,650 and is expected to be recognized over the next 0.1 year.

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units for period from October 4, 2019 through December 31, 2019:

	Units	Weighted average grant-date fair value
Unvested as of October 4, 2019	-	$-
Granted	150,000	11.00
Unvested as of December 31, 2019	150,000	$11.00
Total unrecognized expense remaining	$1,475,000
Weighted average years expected to be recognized over	1.5

Note 12 – Income (Loss) Per Common Share

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the period October 4, 2019 through December 31, 2019 (Successor), the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The calculations of basic and diluted income (loss) per common share are as follows:

 ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Successor
October 4, 2019
through
December 31, 2019
Numerator:
Net loss attributable to common shareholders	$(1,123,755)

Denominator:
Weighted average Class A common shares outstanding	1,523,675
Weighted average Class B common shares outstanding	88,497
Weighted average Class A and Class B common shares outstanding- Basic	1,612,172
Dilutive effect of potential common shares	-
Weighted average Class A and Class B common shares outstanding- Diluted	1,612,172

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.70)
Net loss per shares attributable to Class A and Class B Common shareholders- Diluted	$(0.70)

The following potentially dilutive securities outstanding for the Successor period ended December 31, 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

Successor
December 31, 2019
Unvested Restricted Stock Units	150,000
Unvested Restricted Stock	10,000
Warrants	2,250,000
2,410,000

There were no potentially dilutive securities outstanding for the Predecessor periods ended October 3, 2019 and December 31, 2018.

Note 13 – Related Party Transactions

Successor

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid $18,400 to Mr. Cohen during the period of October 4, 2019 through December 31, 2019 related to this lease agreement.

 ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I, LLC. The lease agreement is for a period of five years. The Company paid $12,750 during the period of October 4, 2019 through December 31, 2019 related to this lease agreement.

In December 2019, the Company entered into subscription agreements with Mr. Cohen and Jeffrey Piermont, the Company’s President and Chief Operating Officer and issued and sold 22,728 and 9,091 shares of its Class A Common Stock, respectively, for total gross proceeds to the Company of $350,009.

Predecessor

Shareholder contributions for the period of January 1, 2019 through October 3, 2019 and the year ended December 31, 2018 were approximately $0 and $47,000, respectively.

Shareholder distributions for the period of January 1, 2019 through October 3, 2019 and the year ended December 31, 2018 were approximately $1,247,000 and $84,000, respectively.

During the period January 1, 2019 through October 3, 2019 and the year ended December 31, 2018, the Company was party to a lease agreement with a shareholder of the Company. The Company paid $42,785 and $56,047 to a shareholder during the period of January 1, 2019 through October 3, 2019 and year ended December 31, 2018, respectively, related to this lease agreement.

Note 14 – Income Taxes

Successor

The Company has accumulated net losses and has not recorded an income tax provision or benefit for the United States (U.S.) federal and state income taxes during period from October 4, 2019 through December 31, 2019.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the consolidated statements of operations is as follows:

October 4, 2019
through
December 31, 2019
U.S. federal income tax expense at the statutory rate	21.0%
State income taxes, net of federal taxes	3.5
Non-controlling interest	1.4
Other permanent items	(0.5)
Change in valuation allowance	(25.4)
Income tax provision (benefit)	-%

Net deferred tax assets consist of the following components:

December 31, 2019
Deferred tax assets
Net operating loss carryforwards	$663,177
Stock-based compensation	65,597
Total deferred tax assets	728,774
Less valuation allowance	(728,744)
Net deferred tax assets	$-

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company believes that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance was applied to the deferred tax assets. The Company did not record a tax provision for the period October 4, 2019 through December 31, 2019, due to the Company’s estimate that the effective tax rate for each year is 0%.

 ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Future realization depends on the Company’s future earnings, if any, the timing and amount of which are uncertain as of December 31, 2019. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in the Company’s consolidated statements of operations.

At December 31, 2019 the Company had net operating loss carryforwards of approximately $2.8 million. Federal net operating losses of approximately $2.6 million carryforward indefinitely. State operating loss carryforwards of approximately $2.1 million carry forward indefinitely.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, a portion of the Company’s federal and state net operating loss carryforwards may be limited due to ownership changes that occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. Due to the existence of the valuation allowance, limitations created by the ownership changes will not impact the Company’s effective tax rate.

All tax years remain subject to examination by major taxing jurisdictions. There have been no material income tax related interest or penalties assessed or recorded during the period October 4, 2019 through December 31, 2019.

No liability related to uncertain tax positions is reported in the Company’s consolidated financial statements.

Predecessor

Prior to the Business Combination, the Company was a Subchapter S pass-through entity for income tax purposes. Accordingly, the Company not subject to income taxes prior to the acquisition and therefore there is no tax provision related to the income.

 ANDOVER NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 15 – Subsequent Events (Successor)

On February 28, 2020, the Company, through an indirect wholly owned subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith Purchase Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith Seller”), Utro Crane Company, LLC, a Delaware limited liability company and indirect subsidiary of the Company, Utro Crane Company, Inc., a Virginia corporation, and ANC Green Solutions - Smith’s, LLC, a Delaware limited liability company and indirect subsidiary of the Company (“ANC Smith’s”), pursuant to which, among other things, (i) the Company purchased an undivided sixty percent (60%) interest in all of Smith Seller’s right, title and interest in and to all of Smith Seller’s property and assets (the “Acquired Assets”), in consideration for an aggregate purchase price payable by the Company of approximately $3.0 million, subject to certain adjustments, as set forth in the Smith Purchase Agreement and (ii) Smith Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40%) interest in the Acquired Assets in exchange for equity securities of ANC Smith’s. The acquisition will be accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The accounting for this acquisition is not yet complete.

On February 3, 2020, the Company, through an indirect wholly owned subsidiary, entered into an Asset Purchase and Contribution Agreement (the “Potter Purchase Agreement”) with Potter’s Professional Lawn Care, Inc., a Florida corporation (“Potter Seller”), and the shareholders of Potter Seller party thereto, pursuant to which the Company purchased from Potter Seller a sixty percent (60%) interest in all of Potter Seller’s right, title and interest in and to all of Potter Seller’s property and assets, for $1,680,000 in cash, subject to certain adjustments. The acquisition will be accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The accounting for this acquisition is not yet complete.

On January 30, 2020, the Company entered into subscription agreements with certain investors (including Mr. Cohen, and Milun Patel, the Company’s Chief Financial Officer) and issued and sold an aggregate of 39,628 shares of its Class A Common Stock to such investors for total gross proceeds to the Company of $435,908.

On January 31, 2020, the Company entered into a subscription agreement with an additional investor and issued and sold an aggregate of 90,910 shares of Class A Common Stock to such additional investor for total gross proceeds to the Company of $1,000,010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report.

Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Item 15(a). The following documents are filed as part of this Annual Report:

Item 15(a)(1) and (2) See “Financial Statements and Supplementary Data” at Item 8 to this Annual Report. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Index

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.1	Amended and Restated Articles of Incorporation of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.2	Amended and Restated Certificate of Incorporation of Andover National Corporation (incorporated by reference to Appendix B to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.3	Amended and Restated Bylaws of Edgar Express, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.4	Bylaws of Andover National Corporation (incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.5	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
4.1*	Description of Securities
10.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.4	Form of Class W-1 Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.5	Form of Class W-2 Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.6†	Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
10.7†	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.8†	Employment Agreement between Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.9	Membership Interest Purchase Agreement dated as of October 4, 2019, by and between Andover Environmental Solutions, LLC and Heath L. Legg. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2019 (File No. 000-55882)).
10.10	Asset Purchase and Contribution Agreement, dated February 3, 2020, by and between Potter’s Professional Lawn Care, LLC and Potter’s Professional Lawn Care, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-55882)).

10.11	Asset and Equity Purchase and Contribution Agreement, dated February 28, 2020, by and among Smith’s Tree Care, LLC, Smith’s Tree Care, Inc., Utro Crane Company, LLC, Utro Crane Company, Inc. and ANC Green Solutions – Smith’s, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 000-55882)).
14.1	Code of Business Conduct and Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 000-55882)).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
99.1	Chairman’s Letter dated March 6, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2020 (File No. 000-55882)).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Peter A. Cohen	Chief Executive Officer and Executive Chairman of Board of Directors	March 30, 2020
Peter A. Cohen	(Principal Executive Officer)

/s/ Milun K. Patel	Chief Financial Officer	March 30, 2020
Milun K. Patel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey C. Piermont	President, Chief Operating Officer and Director	March 30, 2020
Jeffrey C. Piermont

/s/ Rehana S. Farrell	Director	March 30, 2020
Rehana S. Farrell

/s/ Jules B. Kroll	Director	March 30, 2020
Jules B. Kroll

