Form 10-K/A
period 2019-12-31
Andover National Corp
filed 2020-04-30
CIK 1712543

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Class A Common Stock, par value $0.001

  ________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2020, there were 1,893,718 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”), on March 30, 2020 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing. This Amendment amends the Original Filing to include the information required by Part III of the Original Filing because we have not and will not file a definitive proxy statement within 120 days after the end of our 2019 fiscal year. In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Forward-Looking Statements

This Amendment contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the Risk Factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

All references in this Amendment to “we,” “us,” and “our” refer to Andover National Corporation, a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of four (4) members. The following table sets forth the names and ages of all of our directors.

Name	Age	Position
Peter A. Cohen	73	Chief Executive Officer and Executive Chairman of the Board of Directors
Jeffrey C. Piermont	39	President, Chief Operating Officer, Secretary and Director
Rehana S. Farrell	49	Director
Jules B. Kroll	78	Director

Biographical information with respect to our directors is provided below. There are no family relationships between any of our executive officers or directors.

Peter A. Cohen, our Chief Executive Officer and Executive Chairman, has served as our Executive Chairman since February 2019 and as our Chief Executive Officer since October 2019. Mr. Cohen has served as Vice Chairman of the board of directors of Scientific Games Corporation since September 2004 and as a member of the board of directors of PolarityTE, Inc. since June 2018. Mr. Cohen previously served as Chairman of Cowen Inc. (formerly known as Cowen Group, Inc.), a diversified financial services company, from 2009 through June 2018, and served as its Chief Executive Officer from 2009 through December 2017. Mr. Cohen was a founding partner and principal of Ramius LLC, a private investment management firm formed in 1994 that acquired Cowen in late 2009. From 1990 to 1994, Mr. Cohen served as Chairman and Chief Executive Officer of Republic New York Securities, as Vice Chairman of the board of directors of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was Chairman and Chief Executive Officer of Shearson American Express from 1983 to 1990. Over his career, Mr. Cohen also founded several companies, including RCG Longview (a real estate management business), Hale & Hearty Soup (a New York-based quick service restaurant chain), Linkem S.p.A. (a wireless broadband company operating in Italy), and Omnitel Pronto Italia (a cellular telephone company now operating as Vodafone in Italy). Mr. Cohen is currently a Trustee of Mount Sinai Medical Center and has served on its board of directors for approximately thirty years. He earned a Bachelor of Science degree from Ohio State University, and a Master of Business Administration degree from Columbia University.

Jeffrey C. Piermont, our President, Chief Operating Officer and Secretary, has served as our President and Chief Operating Officer and as a member of our board of directors since September 2018. Mr. Piermont previously served as President and Chief Operating Officer of Boulderado Group LLC (“Boulderado”), a private investment firm, from 2010 until 2018. In addition to his responsibilities at Boulderado, Mr. Piermont concurrently served from 2015 to 2017 in a variety of roles – including Chief Administrative Officer, Secretary, Treasurer, and Principal – at Boston Omaha Corporation (NASDAQ: BOMN), a publicly traded holding company controlled in part by Boulderado. Prior to joining Boulderado, Mr. Piermont worked at Alternative Investment Management (AIM13) from 2006 to 2010 as an Investment Professional focused on the firm’s portfolio of hedge fund investments. Earlier in his career, Mr. Piermont served as an Assistant Vice President at Merrill Lynch in New York from 2004 to 2006, and as an Analyst in Citigroup’s Corporate Strategy and Finance Group within their Global Wealth Management Business (Smith Barney) from 2003 to 2004. Mr. Piermont earned a Bachelor of Science degree in accounting and a Bachelor of Science degree in finance from Syracuse University.

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

Executive Officers

The following table sets forth certain information regarding our executive officers who were not also directors as of April 1, 2020. Our officers are appointed by, and serve at the pleasure of, our board of directors.

Name	Age	Position
Milun K. Patel	44	Chief Financial Officer

Milun K. Patel, our Chief Financial Officer, has served as our Chief Financial Officer since November 2019. Prior to being named our Chief Financial Officer, Mr. Patel served as our Head of Corporate Development since July 2019. Mr. Patel previously served as a Managing Director of Overbrook Management Corporation, an investment firm, from April 2015 to June 2019. Before joining Overbrook Management, Mr. Patel served as Portfolio Manager of KLS Diversified Asset Management, an investment firm focused on high-yield and distressed credit investment opportunities, from March 2014 to April 2015. Mr. Patel has also held senior positions at Jefferies International Ltd. as a high-yield credit trader and Bear Stearns & Co. as an investment analyst. Mr. Patel started his investment career as an equity analyst at OSS Capital Management, an equity focused hedge-fund. During his career, Mr. Patel has worked in Europe and Asia and has been responsible for significant private and public investments across various asset classes and capital structures. Mr. Patel received a Bachelor of Science degree from The Pennsylvania State University in 1998.

Director Independence

We are not currently listed on any trading market and therefore we are not required to have a board of directors comprised of a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the Nasdaq Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our board of directors are independent. In making this determination, our board of directors considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this Amendment under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board of directors has determined that Rehana S. Farrell and Jules B. Kroll are “independent directors”.

Our board of directors will continually assess its size, structure and composition, taking into consideration its current strengths, skills and experience, and the requirements and strategic direction of the Company. As required, our board of directors will seek out and recommend suitable candidates for consideration as members of the board or directors.

Board of Directors Meetings and Committees

In 2019, the board of directors held five meetings which were attended by all currently serving members of the board of directors.

We do not have any committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Delinquent Section 16 Reports

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

Code of Ethics

We expect that our officers and directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on our behalf. In recognition of this expectation, we have adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards we believe are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, or other regulatory bodies and in our other public communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2019 to (1) Peter A. Cohen, who has served as our Chief Executive Officer since October 2019, (2) Jeffrey C. Piermont, who has served as our President and Chief Operating Officer since September 2018, (3) Milun K. Patel, who has served as our Chief Financial Officer since November 2019 and (4) Daniel Schmerin, who served as our Chief Executive officer from September 2018 until October 2019, who are all of our named executive officers as of December 31, 2019.

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards (1)	All Other Compensation		Total

Peter A. Cohen	2019	$—	$440,000	$—		$440,000
Chief Executive Officer	2018	—	—	—		—

Jeffrey C. Piermont	2019	300,000	385,000	13,257	(2)	698,257
President, Chief Operating Officer and Secretary	2018	50,000	—	—		50,000

Milun K. Patel	2019	50,000	275,000	—		325,000
Chief Financial Officer	2018	—	—	—		—

Daniel E. Schmerin	2019	250,000		178,249	(3)	428,249
Former Chief Executive Officer	2018	50,000	—	—		50,000

(1)	Represents the aggregate grant date fair value of the awards as determined under Financial Accounting Standards Board Accounting Standards Codification Topic No. 718-20, Awards Classified as Equity (“FASB ASC Topic 718”), recognized by us for awards granted during 2019. For information, including assumptions, regarding the valuation of these awards refer to Note 11 to the our consolidated financial statements for the period ended December 31, 2019 included in the Original Filing.
(2)	All other compensation includes the Company’s matching 401k contribution of $13,257.
(3)	All other compensation includes severance of $170,000 and the Company’s matching 401k contribution of $8,249.

Narrative Disclosure to Summary Compensation Table

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Jeffrey C. Piermont

On January 9, 2019, we entered into an employment agreement (the “Piermont Employment Agreement”) effective as of November 1, 2018, with Jeffrey C. Piermont for an initial term expiring on December 31, 2020, and subject to automatic renewal for successive one-year terms thereafter unless previous notice of termination is provided. The Piermont Employment Agreement provides for initial base salary of $300,000 for Mr. Piermont, as well as an annual bonus in amounts to be determined by the board of directors or a committee thereof, based on the achievement of specific objectives.

In the event the Piermont Employment Agreement is terminated for any reason other than for “Cause,” death or “Disability” or by Mr. Piermont for “Good Reason,” (each as defined in the Piermont Employment Agreement), subject to the execution and effectiveness of a separation agreement and release, Mr. Piermont shall be entitled to receive as severance a lump sum cash payment in an amount equal to: (i) the greater of (x) the amount which would have been payable to Mr. Piermont as base salary through the remainder of the term up to a maximum of eighteen (18) months of base salary; and (y) an amount equal to four (4) months of Mr. Piermont’s then effective base salary for each full year of service completed by Mr. Piermont, up to a maximum of twelve (12) months of base salary; plus (ii) the amount of any awarded but unpaid annual bonus in respect of the year preceding the year Mr. Piermont’s employment terminates; plus (iii) target incentive compensation communicated to Mr. Piermont under any management incentive plan then in effect during the year (or fiscal year) in which the termination takes place, pro-rated to account for the percentage of time Mr. Piermont was actively employed during the period used to measure performance for the purpose of determining incentive awards under such plan. In addition, Mr. Piermont shall be entitled to receive up to twelve (12) months payment of COBRA for continued health care benefits.

Mr. Piermont also entered into an inventions assignment, non-solicitation, and non-competition agreement that applies during the term of the Mr. Piermont’s employment and for twelve (12) months thereafter.

Terms and Conditions of Mr. Schmerin’s Separation Agreement

On October 20, 2019, we entered into a Separation Agreement and General Release (the “Schmerin Separation Agreement”), dated October 20, 2019 with Mr. Schmerin related to his resignation as our Chief Executive Officer. Pursuant to the terms of the Schmerin Separation Agreement and provided that he complies with the terms of the Schmerin Separation Agreement, Mr. Schmerin will be entitled to a lump sum severance payment of $170,000, plus additional severance payments paid out over the course of the 2020 calendar year totaling up to $180,000 and company-paid COBRA insurance coverage through December 2020, both subject to reduction for certain mitigating compensation that may be received by Mr. Schmerin during 2020. In addition, the Schmerin Separation Agreement provides for a payment for any vested and unused vacation, an outstanding 401(k) employer matching payment, and a lump-sum payment representing reconciliation of all outstanding expense reimbursement and for warrant cancellation and share conversion as part of his separation.

In addition, in connection with the entry into the Schmerin Separation Agreement, Mr. Schmerin also agreed to (a) convert all shares of our Class B Common Stock beneficially owned by Mr. Schmerin into shares of Class A Common Stock and (b) cancel all warrants to purchase common stock beneficially held by Mr. Schmerin.

The Schmerin Separation Agreement includes a release by Mr. Schmerin of claims against us and certain related parties. In connection with his entry into the Schmerin Separation Agreement, Mr. Schmerin agreed that he would continue to be subject to the Agreement Regarding Assignment of Inventions, Confidentiality, Non-Competition, and Non-Solicitation between us and Mr. Schmerin, except that certain non-competition obligations are partially waived by the Schmerin Separation Agreement, as described therein. The Schmerin Separation Agreement also includes certain affirmative covenants binding on Mr. Schmerin, including, without limitation, a covenant to reasonably cooperate with us in connection with any internal investigation or administrative, regulatory, or judicial inquiry, investigation, proceeding or arbitration, both before and after the date of the separation.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
	Number of		Market Value of
	Shares or		Units of Stock
	Units of		Units of
	Stock That		or Stock That
	Have Not		Have Not
Name	Vested (#)		Vested ($) (2)
Peter A. Cohen	40,000	(1)	$ -

Jeffrey C. Piermont	35,000	(1)	$ -

Milun K. Patel	25,000	(1)	$ -

(1)	These restricted stock units were granted on November 25, 2019 and 8.33% of the restricted stock units vest every three months over a 36 month period from the grant date.
(2)	No market value has been computed based upon the fact that no active trading market has been established.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Director Compensation

Name	Fees earned or	Stock awards (1)	Total
	paid in cash

Rehana S. Farrell	$0	$55,000	$55,000

Jules B. Kroll	$0	$55,000	$55,000

(1)	Represents the aggregate grant date fair value of the awards as determined under FASB ASC Topic 718, recognized by us for awards granted during 2019. For information, including assumptions, regarding the valuation of these awards refer to Note 11 to our consolidated financial statements for the period ended December 31, 2019 included in the Original Filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about the Company’s 2019 Equity Incentive Plan (the “2019 Plan”):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	1,000,000	$ —	84,132

(1)	Our 2019 Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2020 fiscal year in an amount equal to the least of (i) 5% of the outstanding shares of our common stock as of January 1 of each year, or (ii) such number of shares of our common stock as determined by our board of directors.

Summary Description of the 2019 Plan

In February 2019, the Company assumed the 2019 Plan in connection with its change of domicile to Delaware from Utah pursuant to a merger. The terms of the 2019 Plan provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance-based awards and other stock-based awards. Stock options may be granted under the 2019 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2019 Plan may be granted with terms of up to ten years. The total number of shares of our common stock initially reserved for issuance under the 2019 Plan was equal to 1,000,000. Additionally, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on each January 1, beginning with January 1, 2020, and continuing until January 1, 2029 by an amount equal to the lesser of (i) 5% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Board. As of December 31, 2019, 840,000 shares of common stock were available for future grants under the 2019 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Class A Common Stock beneficially owned as of April 20, 2020 by: (i) each of our named officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 20, 2020 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 1,893,718 shares of Class A Common Stock outstanding on April 20, 2020.

Shareholders	Shares	Percentage
5 percent or more beneficial owners
George S. Blumenthal (1)	125,219	6.6%

Directors and Named Executive Officers
Peter A. Cohen (2)	292,719	15.1%
Jeffrey Piermont (3)	65,522	3.4%
Milun K. Patel (4)	16,066	* %
Rehana S. Farrell (5)	1,250	*
Jules B. Kroll (6)	1,250	*
Daniel E. Schmerin (7)	50,599	2.7%
All Officers and Directors as a Group (8)	502,026	25.3%

_______________

*	Represents beneficial ownership of less than 1% of the Company’s outstanding common stock.

(1)	Mr. Blumenthal’s total consists of (a) 121,887 shares of Class A Common Stock held by the Blumenthal Family Investment Joint Venture L.P., (b) 1,666 shares of Class A Common Stock held by Mr. Blumenthal individually and (c) 1,666 shares of Class A Common Stock underlying restricted stock units held by Mr. Blumenthal that will vest within 60 days of April 20, 2020. Mr. Blumenthal is the sole beneficiary of the Blumenthal Family Investment Joint Venture L.P. and may be deemed to share voting and investment power over the shares held by the Blumenthal Family Investment Joint Venture L.P. Does not include 16,668 shares underlying restricted stock units that will not vest within 60 days.

(2)	Mr. Cohen’s total consists of (a) 248,788 shares of Class A Common Stock, (b) 40,599 shares of Class B Common Stock convertible into 40,599 shares of Class A Common Stock and (c) 3,332 shares of Class A Common Stock underlying restricted stock units held by Mr. Cohen that will vest within 60 days of April 20, 2020. Mr. Cohen holds (a) 45,456 shares of Class A Common Stock through PENSCO Trust Company LLC, Custodian FBO Peter A. Cohen, (b)(i) 200,000 shares of Class A Common Stock and (ii) 40,599 shares of Class B Common Stock through The Peter A. Cohen Revocable Trust and (c) 3,332 shares of Class A Common Stock individually. Peter A. Cohen is the sole trustee of The Peter A. Cohen Revocable Trust and may be deemed to share voting and investment power over the shares held by The Peter A. Cohen Revocable Trust. Does not include 33,336 shares underlying restricted stock units that will not vest within 60 days.

(3)	Mr. Piermont’s total consists of (a) 22,007 shares of Class A Common Stock, (b) 40,599 shares of Class B Common Stock convertible into 40,599 shares of Class A Common Stock and (c) 2,916 shares of Class A Common Stock underlying restricted stock units held by Mr. Piermont that will vest within 60 days of April 20, 2020. Mr. Piermont holds 9,091 shares of Class A Common Stock through PENSCO Trust Company, LLC FBO Jeffrey C. Piermont. Does not include 29,168 shares underlying restricted stock units that will not vest within 60 days.

(4)	Mr. Patel’s total consists of (a) 13,983 shares of Class A Common Stock and (b) 2,083 shares of Class A Common Stock underlying restricted stock units held by Mr. Patel that will vest within 60 days of April 20, 2020. Mr. Patel holds 6,900 shares of Class A Common Stock through PENSCO Trust Company LLC, Custodian FBO Milun K. Patel IRA. Does not include 20,834 shares underlying restricted stock units that will not vest within 60 days.

(5)	Ms. Farrell’s total consists of (a) 625 shares of Class A Common Stock and (b) 625 shares of Class A Common Stock underlying restricted stock units held by Ms. Farrell that will vest within 60 days of April 20, 2020. Does not include 3,750 shares underlying restricted stock units that will not vest within 60 days.

(6)	Mr. Kroll’s total consists of (a) 625 shares of Class A Common Stock and (b) 625 shares of Class A Common Stock underlying restricted stock units held by Mr. Kroll that will vest within 60 days of April 20, 2020. Does not include 3,750 shares underlying restricted stock units that will not vest within 60 days.

(7)	Mr. Schmerin’s total consists of 50,599 shares of Class A Common Stock held by Windber National LLC. Mr. Schmerin is the sole member of Windber National LLC and may be deemed to share voting and investment power over the shares held by Windber National LLC.

(8)	See footnotes (2) through (6).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

•	As discussed above, on January 9, 2019, we entered into an employment agreement with Mr. Piermont. See “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Jeffrey C. Piermont.”

•	On January 9, 2019, we entered into an employment agreement with Daniel E. Schmerin regarding his employment as our Chief Executive Officer. As discussed above, on October 20, 2019, we entered into a Separation Agreement and General Release with Mr. Schmerin related to his resignation as our Chief Executive Officer. See “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Terms and Conditions of Mr. Schmerin’s Separation Agreement.”

•	On March 26, 2019, we entered into separate subscription agreements, each at an offering price of $10.00 per share, with Jeffrey C. Piermont, for 10,000 shares of Class A Common Stock in exchange for $100,000 cash; Windber National LLC, controlled by Daniel Schmerin, for 10,000 shares of Class A Common Stock in exchange for $100,000 cash; and the Peter A. Cohen Revocable Trust, controlled by Peter A. Cohen, for 200,000 shares of Class A Common Stock in exchange for $2,000,000 cash.

•	On March 29, 2019, we entered into a subscription agreement, at an offering price of $10.00 per share with Dafna Schmerin, the mother of Daniel Schmerin, for 25,000 shares of Class A Common Stock in exchange for $250,000 cash.

•	On December 11, 2019, we entered into separate subscription agreements, each at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 22,728 shares of Class A Common Stock in exchange for $250,000 cash; and PENSCO Trust Company LLC Custodian FBA Jeffrey C. Piermont IRA, on behalf of Jeffrey C. Piermont, for 9,091 shares of Class A Common Stock in exchange for $100,001 cash.

•	On December 31, 2019, we entered into separate subscription agreements, each at an offering price of $11.00 per share, with Jennifer Blumenthal, the daughter of George Blumenthal, for 22,780 shares of Class A Common Stock in exchange for $250,580 cash; and Adam Blumenthal, the son of George Blumenthal, for 22,780 shares of Class A Common Stock in exchange for $250,580 cash.

•	On January 30, 2020, we entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 22,728 shares of Class A Common Stock in exchange for $250,000 cash.

Director Independence

See “Directors, Executive Officers and Corporate Governance —Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our current independent registered public accounting firm, MaloneBailey, LLP, for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$138,987	$22,500
Audit Related Fees (2)	—	—
Tax Fees(3)	3,900	—
All Other Fees(4)	—	—
Total Fees	$142,887	$22,500

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings.

(2)	Audit-Related Fees would include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no audit-related fees incurred with MaloneBailey, LLP in 2019 and 2018.

(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with MaloneBailey, LLP in 2018.

(4)	All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with MaloneBailey, LLP in 2019 and 2018.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 30th day of April, 2020.

ANDOVER NATIONAL CORPORATION

By: /s/ Peter A. Cohen
Name: Peter A. Cohen
Title: Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

/s/ Peter A. Cohen	Chief Executive Officer and Executive Chairman of Board of Directors	April 30, 2020
Peter A. Cohen	(Principal Executive Officer)

/s/ Milun K. Patel	Chief Financial Officer	April 30, 2020
Milun K. Patel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey C. Piermont	President, Chief Operating Officer and Director	April 30, 2020
Jeffrey C. Piermont

/s/ Rehana S. Farrell	Director	April 30, 2020
Rehana S. Farrell

/s/ Jules B. Kroll	Director	April 30, 2020
Jules B. Kroll

Exhibits Index

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.1	Amended and Restated Articles of Incorporation of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851)).
3.2	Amended and Restated Certificate of Incorporation of Andover National Corporation (incorporated by reference to Appendix B to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.3	Amended and Restated Bylaws of Edgar Express, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851)).
3.4	Bylaws of Andover National Corporation (incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.5	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
4.1**	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2020 (File No. 000-55882)).
10.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.4	Form of Class W-1 Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.5	Form of Class W-2 Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.6†	Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
10.7†	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.8†	Employment Agreement between Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.9	Membership Interest Purchase Agreement dated as of October 4, 2019, by and between Andover Environmental Solutions, LLC and Heath L. Legg. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2019 (File No. 000-55882)).
10.10	Asset Purchase and Contribution Agreement, dated February 3, 2020, by and between Potter’s Professional Lawn Care, LLC and Potter’s Professional Lawn Care, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-55882)).
10.11	Asset and Equity Purchase and Contribution Agreement, dated February 28, 2020, by and among Smith’s Tree Care, LLC, Smith’s Tree Care, Inc., Utro Crane Company, LLC, Utro Crane Company, Inc. and ANC Green Solutions – Smith’s, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 000-55882)).
14.1	Code of Business Conduct and Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 000-55882)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
99.1	Chairman’s Letter dated March 6, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2020 (File No. 000-55882)).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.
**	Previously filed.

