Form 10-Q
period 2020-03-31
Andover National Corp
filed 2020-05-15
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 14, 2020, there were 1,893,718 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

ANDOVER NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,497,883	$11,407,971
Accounts receivable, net	458,330	160,803
Prepaid expenses and other current assets	133,736	31,702
Total current assets	10,089,949	11,600,476
Non-current assets:
Property and equipment, net	1,810,967	245,953
Right-of-use asset, net	317,371	220,294
Goodwill	7,842,146	4,309,766
Intangible assets, net	4,566,130	1,881,208
Total non-current assets	14,536,614	6,657,221

TOTAL ASSETS	$24,626,563	$18,257,697

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$776,926	$587,584
Current portion of deferred consideration	1,308,286	200,000
Notes payable	40,902	-
Lease liabilities	78,992	42,970
Total current liabilities	2,205,106	830,554
Non-current liabilities:
Notes payable, net of current portion	92,258	-
Lease liabilities, net of current portion	238,379	177,324
Deferred consideration, net of current portion	646,884	300,000
Total non-current liabilities	977,521	477,324

Total liabilities	3,182,627	1,307,878

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,154,940	-
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 1,893,718 and 1,683,691 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,894	1,684
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of March 31, 2020 and December 31, 2019	81	81
Additional paid-in capital	19,974,721	17,554,713
Accumulated deficit	(4,399,973)	(3,334,086)
Total stockholders' equity	15,576,723	14,222,392
Noncontrolling interest	2,712,273	2,727,427
Total equity	18,288,996	16,949,819
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$24,626,563	$18,257,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues:
Revenue	$1,244,380	$632,203
Total revenues	1,244,380	632,203
Operating costs and expenses:
Cost of services provided	617,444	251,748
General and administrative	1,655,811	176,973
Sales and marketing	76,292	58,582
Total operating costs and expenses	2,349,547	487,303
Income (loss) from operations	(1,105,167)	144,900
Other income (expense):
Investment income	34,638	-
Interest income	637	-
Interest expense	(1,453)	(163)
Total other income (expense)	33,822	(163)
Net income (loss)	(1,071,345)	144,737
Less: Net income (loss) attributable to noncontrolling interest	(5,458)	-
Net income (loss) attributable to common shareholders	$(1,065,887)	$144,737

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.57)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.57)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	1,883,634
Weighted average Class A and Class B Common shares outstanding- Diluted	1,883,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

Successor

	For the Three Months Ended March 31, 2020
	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2020	1,683,691	$1,684	81,198	$81	$17,554,713	$(3,334,086)	$14,222,392	$2,727,427	$16,949,819	$-
Impact on noncontrolling interest from acquisition of ANC Potter’s	-	-	-	-	-	-	-	-	-	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith’s	-	-	-	-	-	-	-	-	-	2,000,197
Stock-based compensation	-	-	-	-	384,965	-	384,965	-	384,965	-
Issuance of Class A Common Stock for vested RSUs	12,913	13	-	-	(13)	-	-	-	-	-
Issuance of Class A Common Stock for vested restricted stock	10,000	10	-	-	(10)	-	-	-	-	-
Issuance of Class A Common Stock in private placement, net of issuance costs	187,114	187	-	-	2,035,066	-	2,035,253	-	2,035,253	-
Distribution to noncontrolling interest	-	-	-	-	-	-	-	(200)	(200)	(116)
Net income (loss)	-	-	-	-	-	(1,065,887)	(1,065,887)	(14,954)	(1,080,841)	9,496
Balance at March 31, 2020	1,893,718	$1,894	81,198	$81	$19,974,721	$(4,399,973)	$15,576,723	$2,712,273	$18,288,996	$3,154,940

Predecessor

	For the Three Months Ended March 31, 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	600	$600	$72,757	$1,164,003	$1,237,360
Shareholder distribution	-	-	-	(570)	(570)
Net income	-	-	-	144,737	144,737
Balance at March 31, 2019	600	$600	$72,757	$1,308,170	$1,381,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(1,071,345)	$144,737
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	191,192	20,653
Stock-based compensation	384,965	-
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(20,675)	(42,331)
Prepaid expenses and other current assets	(99,843)	(26,175)
Accounts payable and accrued expenses	52,362	31,191
Net cash provided by (used in) operating activities	(563,344)	128,075
Cash Flows from Investing Activities:
Purchase of property and equipment	(195,920)	(17,192)
Acquisition of ANC Potter’s, net of cash acquired	(1,529,280)	-
Acquisition of ANC Smith’s, net of cash acquired	(1,650,515)	-
Net cash used in investing activities	(3,375,715)	(17,192)
Cash Flows from Financing Activities:
Repayment of notes payable	(5,966)	(1,320)
Capital distribution	-	(570)
Distribution to noncontrolling interest	(316)	-
Proceeds from the issuance shares in private placement, net of issuance costs	2,035,253	-
Net cash provided by (used in) financing activities	2,028,971	(1,890)
Net increase (decrease) in cash	(1,910,088)	108,993

Cash and cash equivalents, beginning of the period	11,407,971	899,653
Cash and cash equivalents, end of the period	$9,497,883	$1,008,646

Supplemental disclosure of cash flow information
Cash paid for interest	$1,453	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities

Recognition of deferred consideration payable in acquisition of ANC Potter’s	$146,884	$-
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$1,308,286	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$1,145,363	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$2,000,197	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

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

On October 4, 2019, Andover Environmental Solutions, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental Solutions, LLC purchased sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4.0 million, subject to certain adjustments (the “Business Combination”).

ANC Green Solutions I, LLC, formerly known as Legg Holdings, Inc. (“ANC Green Solutions I” or “Legg”), is an operator and franchisor of commercial and residential landscaping, lawn care and pest control services, operating under the commercial trade name Superior Services. ANC Green Solution I’s core service offerings provide residential homeowners and commercial customers with year-round monitoring and treatment by focusing on weed and insect control, irrigation, seeding, fertilization, general landscape maintenance and installation services. Additionally, ANC Green Solutions I is a master franchisor for outdoor insect control service businesses operating independently throughout the United States.

On February 3, 2020, ANC Green Solutions- Potter’s, LLC, a wholly-owned subsidiary of the Company (“ANC Potter’s”), entered into an Asset Purchase and Contribution Agreement with Potter’s Professional Lawn Care, Inc, and its shareholders, pursuant to which ANC Potter’s purchased a sixty (60%) interest in Potter’s Professional Lawncare, Inc.’s property and assets, for $1.68 million, subject to certain adjustments. Potter’s Professional Lawn Care, Inc., a Florida corporation, is engaged in the business of commercial and residential fully-integrated lawn maintenance and landscape services including lawn care, new landscape design and installation, pest control, irrigation and arbor care.

On February 28, 2020, Smith’s Tree Care, LLC, a wholly-owned subsidiary of the Company (“Smith’s Buyer”), entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith Acquisition Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, Inc., a Virginia corporation, Utro Crane Company, LLC, a Delaware limited liability company and indirect subsidiary of the Company, and ANC Green Solutions - Smith’s, LLC, a Delaware limited liability company and indirect subsidiary of the Company (“ANC Smith’s”). Pursuant to the Smith Acquisition Agreement, among other things, (a) Smith’s Buyer acquired a sixty percent (60%) interest in all of property and assets of Smith Tree Care, Inc. and Utro Crane Company, Inc, (together, the “Seller Parties”) for an aggregate purchase price of approximately $3.0 million, subject to certain adjustments and (b) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40%) interest in the acquired assets in exchange for equity securities of ANC Smith’s. The Seller Parties are engaged in the business of commercial and residential fully-integrated tree care, tree service, tree removal, stump grinding, mulching, logging, and related services.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the period ended December 31, 2019 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 30, 2020. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

As a result of the Business Combination, the Company is the acquirer for accounting purposes and ANC Green Solutions I is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the closing date of the Business Combination (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of the assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combinations for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of ANC Green Solutions I.

As a result of the application of the acquisition method of accounting as of the closing date of the Business Combination, the accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

The historical financial information of the Company prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. The operations of the Company, until the closing of a business combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity in the Company was reported for periods prior to October 4, 2019 besides ANC Green Solutions I’s’ operations as Predecessor.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it has a controlling financial interest. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s consolidated balance sheets and consolidated statement of equity and redeemable noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in the Company’s unaudited condensed consolidated statement of operations.

The accompanying Successor unaudited condensed consolidated financial statements include the accounts of Andover National Corporation and its consolidated subsidiaries, ANC Green Solutions I, ANC Potter’s and ANC Smith’s. The accompanying Predecessor consolidated financial statements include the accounts of ANC Green Solutions I and its consolidated subsidiaries, Legg Lawncare, Inc. and Legg SMS Franchising, Inc.

All material inter-company balances and transactions have been eliminated.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests that contain an option of the noncontrolling shareholders to require the Company to purchase their interest as redeemable noncontrolling interests within mezzanine equity on the Company’s consolidated balance sheet.

Concentration and credit risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the three months ended March 31, 2020 and 2019.

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

The following table provides a roll forward of the allowance for doubtful accounts:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Allowance for doubtful accounts, beginning of period	$2,467	$34,976
Bad debt expense	24,411	-
Allowance for doubtful accounts, end of period	$26,878	$34,976

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of March 31, 2020 and December 31, 2019, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

Useful Lives (in years)
Vehicles	5-10
Equipment	5-7
Buildings	15
Leasehold improvements	5
Office equipment	5-7

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

Notes to the Financial Statements

(Unaudited)

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

As of March 31, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Lawn and tree care service revenue	$1,229,680	$606,403
Franchise revenue	14,700	25,800
Total revenue	$1,244,380	$632,203

The Company’s revenue is primarily generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation, and mosquito, termite and pest control services and from tree care services, which includes tree trimming service, tree removal, stump grinding, mulching, logging and related services. The Company generally recognizes revenue from the sale of services as the services are performed, which is typically ratably over the term of the contract(s), which the Company believes to be the best measure of progress. The Company recognizes revenues as it completes services to its customers in an amount reflecting the total consideration it expects to receive from the customer.

Payment terms vary by customer, but payments are generally due at the point of service. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one years. These costs are expensed as incurred and recorded with in general and administrative expense in the consolidated statement of operations.

The Company also grants franchises to operators in exchange for an initial franchise license fee and continuing royalty payments. Franchise revenue is recognized over the license term as the Company has determined that all obligations under the franchise agreements represent a single performance obligation that is satisfied over time.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Note 4 – Business Combination (Successor)

ANC Green Solutions I

As described in Note 1, on October 4, 2019, the Company acquired sixty percent (60%) of the membership interests of ANC Green Solutions I for $4.0 million in cash, consisting of $3.5 million paid at the closing of the Business Combination and an aggregate of $0.5 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of the Business Combination.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Green Solutions I (in thousands):

Accounts receivable	$176
Prepaid expenses	10
Property and equipment	206
Intangible assets	1,963
Goodwill	4,310
Accounts payable and accrued expenses	(66)
Deferred cash consideration	(500)
Noncontrolling interest in ANC Green Solutions I	(2,667)
Cash purchase price, net of cash acquired	$3,432

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

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the Business Combination discussed above as if it had occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Business Combination had been completed on January 1, 2019, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

Three Months Ended
March 31, 2019

Total revenue	$632,203
Net loss	(287,962)

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2019 include the inclusion of amortization of the intangible assets of $81,792.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

ANC Green Solutions Potter’s

As described in Note 1, on February 3, 2020, the Company acquired a 60% membership interest in ANC Potter’s for $1.68 million in cash, consisting of approximately $1.5 million paid at closing and $0.146 million in deferred consideration to be paid on the two- year anniversary of the closing of the acquisition.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Potter’s (in thousands):

Accounts receivable and other current assets	$107
Property and equipment	234
Right-of-use asset	113
Intangible assets	1,285
Goodwill	1,418
Accounts payable and accrued expenses	(84)
Lease liability	(113)
Notes payable	(139)
Deferred cash consideration	(147)
Redeemable noncontrolling interest in ANC Potter’s	(1,145)
Cash purchase price, net of cash acquired	$1,529

The Company identified tradename, customer relationship and non-compete intangible assets. The tradename, customer relationship and non-compete intangible assets will be amortized on a straight-line basis over its estimated useful life (see Note 6).

The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how and is expected to be deductible for income tax purposes.

The ANC Potters acquisition resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require the Company to purchase their interest. The acquisition-date fair value of the noncontrolling interest was determined using a market approach based on the transaction price observed in the ANC Potter’s acquisition.

The three months ended March 31, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to March 31, 2020. The condensed consolidated statement of operations for the three months ended March 31, 2020, includes approximately $336,000 of revenue and income from operations of approximately $29,000 contributed by ANC Potter’s.

In the three months ended March 31, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Potter’s.

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the ANC Potter’s acquisition discussed above as if it had occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the ANC Potters acquisition had been completed on January 1, 2019, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

	Three Months Ended
	March 31, 2020	March 31, 2019
Total revenue	$1,436,710	$1,191,152
Net income (loss)	(984,786)	215,343

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2020 include the inclusion of amortization of the intangible assets of $16,057 and the elimination of transaction costs of $96,000. For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2019 include the inclusion of amortization of the intangible assets of $48,170.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of acquisition. In addition, the ANC Smith acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of March 31, 2020, the Company’s preliminary estimate of the Smith Working Capital Adjustment due to Smith Seller is $0.9 million and is included in Current portion of deferred consideration on the Company’s condensed consolidated balance sheet.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Smith’s (in thousands):

Accounts receivable and other current assets	$172
Property and equipment	1,188
Intangible assets	1,537
Goodwill	2,115
Accounts payable and accrued expenses	(53)
Deferred cash consideration	(1,308)
Redeemable noncontrolling interest in ANC Smith’s	(2,000)
Cash purchase price, net of cash acquired	$1,651

The Company identified tradename, customer relationship and non-compete intangible assets. The tradename, customer relationships and non-compete intangible assets will be amortized on a straight-line basis over its estimated useful life (see Note 6).

The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how and is expected to be deductible for income tax purposes.

The ANC Smith acquisition resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require the Company to purchase their interest. The acquisition-date fair value of the noncontrolling interest was determined using a market approach based on the transaction price observed in the acquisition of ANC Smith’s.

The three months ended March 31, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to March 31, 2020. The condensed consolidated statement of operations for the three months ended March 31, 2020, includes approximately $320,000 of revenue and income from operations of approximately $48,000 contributed by ANC Smith’s.

In the three months ended March 31, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Smith’s.

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the ANC Smith’s acquisition discussed above as if it had occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the ANC Smith’s acquisition had been completed on January 1, 2019, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

	Three Months Ended
	March 31, 2020	March 31, 2019
Total revenue	$1,710,876	$1,527,255
Net loss	(1,014,230)	406,026

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2020 include the inclusion of amortization of the intangible assets of $46,346 and the elimination of transaction costs of $96,000. For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2019 include the inclusion of amortization of the intangible assets of $69,519.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Note 5- Property and Equipment

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Vehicles	$467,817	$101,410
Equipment	1,053,659	119,276
Land	174,585	-
Buildings	116,105	-
Leasehold improvements	66,886	42,163
Office equipment	5,121	2,196
Total property and equipment	1,884,173	265,045
Less: Accumulated depreciation	(73,206)	(19,092)
Property and equipment, net	$1,810,967	$245,953

Depreciation expense was $54,114 for the three months ended March 31, 2020 (Successor) and $20,653 for the three months ended March 31, 2019 (Predecessor).

Note 6- Goodwill and Intangible Assets (Successor)

Changes in goodwill for the three months ended March 31, 2020 consists of the following:

Balance at December 31, 2019	$4,309,766
Acquisition of ANC Smith’s	2,114,771
Acquisition of ANC Potter’s	1,417,609
Balance at March 31, 2020	$7,842,146

As of March 31, 2020 and December 31, 2019, the Company’s intangible assets consisted of the following:

	Weighted average	March 31, 2020
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	7.5	$932,000	$(30,489)	$901,511
Customer relationships	5.7	3,289,000	(175,185)	3,113,815
Non-compete	6.6	564,000	(13,196)	550,804
		$4,785,000	$(218,870)	$4,566,130

	Weighted average	December 31, 2019
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	6	$251,000	$(10,458)	$240,542
Customer relationships	6	1,712,000	(71,334)	1,640,666
		$1,963,000	$(81,792)	$1,881,208

Amortization expense was $137,078 for the three months ended March 31, 2020.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2020 (excluding the three months ended March 31, 2020)	598,440
2021	797,920
2022	797,920
2023	797,920
2024	781,670
Thereafter	792,260

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Note 7- Leases

Successor

The Company leases facilities under agreements classified as operating leases that expire in 2023 and 2024. The Company’s leases include renewal options; however, renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. The Company does not act as a lessor or have any leases classified as financing leases.

At March 31, 2020 and December 31, 2019, the Company had operating lease liabilities of $317,371 and $220,294, respectively, and right of use assets of $317,371 and $220,294, respectively.

Lease expenses during the three months ended March 31, 2020 is as follows:

Three Months Ended
March 31, 2020
Operating leases
Operating lease cost	$19,750
Operating lease expense	19,750
Short-term lease rent expense	19,974
Total rent expense	$39,724

The weighted-average remaining lease term as of March 31, 2020 was 3.9 years. The weighted-average discount rate was 5%.

Supplemental cash flow information related to the Company’s leases is as follows:

Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,750

The Company’s future maturity of its operating lease liability is as follows:

2020 (excluding the three months ended March 31, 2020)	$69,750
2021	93,000
2022	93,000
2023	54,500
2024	38,250
Thereafter	-
Total	348,500
Less: Interest	(31,129)
Present value of lease liabilities	$317,371

Predecessor

Rent expense during the three months ended March 31, 2019 was $14,262.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Note 8 – Accounts Payable and Accrued Liabilities (Successor)

As of March 31, 2020 and December 31, 2019, the Company’s accounts payable and accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$388,136	$138,712
Accrued professional fees	68,428	235,124
Accrued franchise tax	50,000	200,000
Accrued payroll	5,657	13,748
Accrued share subscription	198,000	-
Accrued distribution to noncontrolling interest	66,705	-
Accounts payable and accrued liabilities	$776,926	$587,584

Note 9 – Notes Payable (Successor)

The Company is party to secured loan agreements, the proceeds of which were used to purchase certain equipment and a truck. As of March 31, 2020 and December 31, 2019, $133,160 and $0, respectively, was outstanding under the loan agreements. The loans have remaining terms ranging from 1 year to 4.2 years and bear a weighted average annual interest rate of 4.6%.

During the three months ended March 31, 2020, the Company made principal payments of $5,966.

Note 10 – Stockholders Equity

Successor

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of March 31, 2020. No shares of preferred stock were issued or are outstanding as of March 31, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of March 31, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock.

Class A Common Stock

As of March 31, 2020 and December 31, 2019, there are 1,893,718 and 1,683,691, respectively, shares of Class A Common Stock outstanding.

During the three months ended March 31, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 187,114 shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $2,035,253.

Class B Common Stock

As of March 31, 2020 and December 31, 2019, there are 81,198 shares of Class B Common Stock outstanding.

Warrants

As of March 31, 2020 and December 31, 2019, the Company’s outstanding warrants are as follows:

	Outstanding	Exercise Price	Expiration Date
Class W-1 Warrant	1,125,000	$12.50	September 25, 2028
Class W-2 Warrant	1,125,000	$15.00	September 25, 2028

As of March 31, 2020, no warrants are exercisable.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Predecessor

Prior to the Business Combination there were 600 issued and outstanding shares of ANC Green Solutions, Inc.

Note 11 – Share-based Compensation (Successor)

As of March 31, 2020, an aggregate of 1,084,132 shares of common stock were authorized under the Andover National Corporation 2019 Equity Incentive Plan (the “Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of March 31, 2020, 924,132 common shares were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at March 31, 2020.

The Company recorded total share-based compensation expense of $384,965 during the three months ended March 31, 2020.

Restricted Stock

During the three months ended March 31, 2020, 10,000 restricted shares, with a weighted average grant date fair value of $10 per share vested. The fair market value of restricted stock vesting during the three months ended March 31, 2020 was $110,000.

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units for the three months ended March 31, 2020:

	Units	Weighted average grant-date fair value
Unvested as of December 31, 2019	150,000	$11.00
Vested	(12,913)	11.00
Unvested as of March 31, 2020	137,087	$11.00
Total unrecognized expense remaining	$1,098,000
Weighted average years expected to be recognized over	1.4

The fair value of restricted stock units that vested during the three months ended March 31, 2020 was $142,043.

Note 12 – Income (Loss) Per Common Share (Successor)

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the three months ended March 31, 2020 , the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The calculations of basic and diluted income (loss) per common share are as follows:

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Three Months Ended
March 31, 2020
Numerator:
Net loss attributable to common shareholders	$(1,065,887)

Denominator:
Weighted average Class A common shares outstanding	1,802,436
Weighted average Class B common shares outstanding	81,198
Weighted average Class A and Class B common shares outstanding- Basic	1,883,634
Dilutive effect of potential common shares	-
Weighted average Class A and Class B common shares outstanding- Diluted	1,883,634

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.57)
Net loss per shares attributable to Class A and Class B Common shareholders- Diluted	$(0.57)

The following potentially dilutive securities outstanding for the three months ended March 31, 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

As of
March 31, 2020
Unvested Restricted Stock Units	137,087
Warrants	2,250,000
2,387,087

Note 13 – Related Party Transactions

Successor

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid $19,974 to Mr. Cohen during the three months ended March 31, 2020 related to this lease agreement.

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $12,750 during the three months ended March 31, 2020 related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $7,000 during the three months ended March 31, 2020 related to this agreement.

On January  30, 2020, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 22,728 shares of Class A Common Stock in exchange for $250,000 cash. In addition, on January 30, 2020, the Company entered into a subscription agreement a t an offering price of $11.00 per share, with PENSCO Trust Company LLC, Custodian FBO Milun K. Patel IRA, on behalf of Milun K . Patel, for 6,900 shares of Class A Common Stock in exchange for $75,900 cash.

Predecessor

Shareholder distributions during the three months ended March 31, 2019 were approximately $570.

During the three months ended March 31, 2019, the Company was party to a lease agreement with a shareholder of the Company and paid $14,262 related to this lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

We were organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of us with and into our wholly-owned subsidiary, Andover National Corporation, a Delaware corporation.

On October 4, 2019, Andover Environmental Solutions, LLC, our wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental Solutions, LLC purchased sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4.0 million , subject to certain adjustments (the “Business Combination”).

ANC Green Solutions I, LLC, formerly known as Legg Holdings, Inc. (“ANC Green Solutions I” or “Legg”), is an operator and franchisor of commercial and residential landscaping, lawn care and pest control services, operating under the commercial trade name Superior Services. ANC Green Solution I’s core service offerings provide residential homeowners and commercial customers with year-round monitoring and treatment by focusing on weed and insect control, irrigation, seeding, fertilization, general landscape maintenance and installation services. Additionally, ANC Green Solutions I is a master franchisor for outdoor insect control service businesses operating independently throughout the United States.

On February 3, 2020, ANC Green Solutions- Potter’s, LLC, a wholly-owned subsidiary of the Company (“ANC Potter’s”), entered into an Asset Purchase and Contribution Agreement with Potter’s Professional Lawn Care, Inc, and its shareholders, pursuant to which ANC Potter’s purchased a sixty (60%) interest in Potter’s Professional Lawncare, Inc.’s property and assets, for $1.68 million, subject to certain adjustments. Potter’s Professional Lawn Care, Inc., a Florida corporation, is engaged in the business of commercial and residential fully-integrated lawn maintenance and landscape services including lawn care, new landscape design and installation, pest control, irrigation and arbor care.

On February 28, 2020, Smith’s Tree Care, LLC, a wholly-owned subsidiary of the Company (“Smith’s Buyer”), entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith Acquisition Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, Inc., a Virginia corporation, Utro Crane Company, LLC, a Delaware limited liability company and indirect subsidiary of the Company, and ANC Green Solutions - Smith’s, LLC, a Delaware limited liability company and indirect subsidiary of the Company (“ANC Smith’s”). Pursuant to the Smith Acquisition Agreement, among other things, (a) Smith’s Buyer acquired a sixty percent (60%) interest in all of property and assets of Smith Tree Care, Inc. and Utro Crane Company, Inc, (together, the “Seller Parties”) for an aggregate purchase price of approximately $3.0 million, subject to certain adjustments and (b) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40%) interest in the acquired assets in exchange for equity securities of ANC Smith’s. The Seller Parties are engaged in the business of commercial and residential fully-integrated tree care, tree service, tree removal, stump grinding, mulching, logging, and related services.

Recent Developments

COVID-19-Related Considerations

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. Although our business has not been materially adversely impacted by the recent COVID-19 outbreak to date, it may be materially adversely impacted in the future. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Results of Operations

As a result of the Business Combination, we are the acquirer for accounting purposes and ANC Green Solutions I is the acquiree and accounting predecessor. Our financial statement presentation distinguishes our financial performance into two distinct periods, the period up to the closing date of the Business Combination (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

Our historical financial information prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. Our operations, until the closing of the Business Combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity of ours was reported for the three months ended March 31, 2019 besides ANC Green Solutions I’s operations as Predecessor.

Comparison of the Three Months Ended March 31, 2020 (Successor) to the Three Months Ended March 31, 2019 (Predecessor)

	Three Months Ended	Three Months Ended
	March 31,	March 31,	Increase
	2020	2019	(Decrease)
	(Successor)	(Predecessor)	in Dollars
Revenue	$1,244,380	$632,203	$612,177
Operating costs and expenses:
Costs of services provided	617,444	251,748	365,696
General and administrative expenses	1,655,811	176,973	1,478,838
Sales and marketing	76,292	58,582	17,710
Total operating costs and expenses	2,349,547	487,303	1,862,244
Income (loss) from operations	(1,105,167)	144,900	(1,250,067)
Other income (expense)	33,822	(163)	33,985
Net income (loss)	(1,071,345)	144,737	(1,216,082)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue was generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $1.2 million during the three months ended March 31, 2020 (Successor) as compared to revenue of $0.6 million during the three months ended March 31, 2019 (Predecessor). The increase in revenue was primarily attributable to the acquisitions of ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $0.7 million for the three months ended March 31, 2020 (Successor).

Costs of services provided

Cost of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the three months ended March 31, 2020 (Successor) increased $0.4 million as compared to costs of services provided in the three months ended March 31, 2019 (Predecessor) primarily due to the acquisitions of ANC Potter’s and ANC Smith’s. ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $0.3 million for the three months ended March 31, 2020 (Successor).

General and administrative expenses

General and administrative expenses were $1.7 million during the three months ended March 31, 2020 (Successor) as compared to $0.2 million during the three months ended March 31, 2019 (Predecessor). The increase was attributable to the inclusion of Andover’s expenses primarily associated with compensation and benefits and professional fees during the three months ended March 31, 2020, which are not included in the general and administrative expenses for the three months ended March 31, 2019 (Predecessor), as those results include only the results of ANC Green Solutions I.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $18,000 during the three months ended March 31, 2020 (Successor) as compared to the three months ended March 31, 2019 (Predecessor), which was primarily attributable to ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) of approximately $34,000 during the three months ended March 31, 2020 (Successor) primarily reflects investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) was nominal during the three months ended March 31, 2019 (Predecessor).

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $9.5 million and total equity of $18.3 million. Net working capital was $7.9 million.

Our operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to our customers and revenue, labor workforce, and the decline in value of assets held by us.

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

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(563,344)	$128,075
Net cash used in investing activities	(3,375,715)	(17,192)
Net cash provided by (used in) financing activities	2,028,971	(1,890)

Operating Activities

During the three months ended March 31, 2020 (Successor), cash used in operating activities was $0.6 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.4 million, depreciation and amortization expense of $0.2 million and changes in operating assets and liabilities. During the three months ended March 31, 2019 (Predecessor) operating activities provided $0.1 million of cash primarily as a result of our net income.

Investing Activities

During the three months ended March 31, 2020 (Successor), we used $3.4 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively. During the three months ended March 31, 2019 (Predecessor), investing activities used approximately $17,000 of cash primarily for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2020 (Successor), $2.0 million of cash was provided by financing activities from the issuance of shares in a private placement. During the three months ended March 31, 2019 (Predecessor) financing activities used approximately $1,900 of cash as distributions to shareholders and repayment of an equipment loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We have deferred purchase consideration associated with the acquisitions of ANC Green Solutions I, ANC Potter’s and ANC Smith’s of approximately $2.0 million in aggregate, of which $1.3 million is payable within the next twelve months and $0.7 million is classified as a long term obligation.

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and a truck. As of March 31, 2020 and December 31, 2019, $133,160 and $0, respectively, was outstanding under the loan agreements. The loans have remaining terms ranging from 1 year to 4.2 years.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited financial statements for 2019 appearing in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of March 31, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1	Asset Purchase and Contribution Agreement, dated February 3, 2020, by and between Buyer and Seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).
10.2	Asset and Equity Purchase and Contribution Agreement, dated February 28, 2020, by and among Smith’s Tree Care, LLC, Smith’s Tree Care, Inc., Utro Crane Company, LLC, Utro Crane Company, Inc. and ANC Green Solutions – Smith’s, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020).
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Periodic Report by Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Chairman’s Letter dated March 6 , 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2020).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: May 15, 2020	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer

Date: May 15, 2020	By:	/s/ Milun K. Patel
Milun K. Patel
Chief Financial Officer
Principal Financial and Accounting Officer