Form 10-Q
period 2020-06-30
Andover National Corp
filed 2020-08-07
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 7, 2020, there were 1,923,382 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

ANDOVER NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,328,758	$11,407,971
Accounts receivable, net	389,863	160,803
Prepaid expenses and other current assets	216,395	31,702
Total current assets	9,935,016	11,600,476

Non-current assets:
Property and equipment, net	1,910,552	245,953
Right-of-use asset, net	298,015	220,294
Goodwill	7,913,123	4,309,766
Intangible assets, net	4,366,650	1,881,208
Total non-current assets	14,488,340	6,657,221

TOTAL ASSETS	$24,423,356	$18,257,697

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$398,299	$587,584
Current portion of deferred consideration	1,275,443	200,000
Notes payable	299,693	-
Lease liabilities	80,055	42,970
Total current liabilities	2,053,490	830,554

Non-current liabilities:
Notes payable, net of current portion	483,412	-
Lease liabilities, net of current portion	217,960	177,324
Deferred consideration, net of current portion	646,884	300,000
Total non-current liabilities	1,348,256	477,324

Total liabilities	3,401,746	1,307,878

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,152,549	-
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 1,923,382 and 1,683,691 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,924	1,684
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of June 30, 2020 and December 31, 2019	81	81
Additional paid-in capital	20,370,047	17,554,713
Accumulated deficit	(5,199,850)	(3,334,086)
Total stockholders’ equity	15,172,202	14,222,392
Noncontrolling interest	2,696,859	2,727,427
Total equity	17,869,061	16,949,819
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$24,423,356	$18,257,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019
Revenues:
Revenue	$2,078,823	$3,323,203	$693,870	$1,326,073
Total revenues	2,078,823	3,323,203	693,870	1,326,073
Operating costs and expenses:
Cost of services provided	1,143,034	1,760,478	372,186	623,934
General and administrative	1,707,289	3,363,100	193,425	370,398
Sales and marketing	45,486	121,778	44,132	102,714
Total operating costs and expenses	2,895,809	5,245,356	609,743	1,097,046
Income (loss) from operations	(816,986)	(1,922,153)	84,127	229,027
Other income (expense):
Investment income	338	34,976	-	-
Interest income	2,128	2,765	-	-
Interest expense	(3,100)	(4,553)	(874)	(1,037)
Total other income (expense)	(634)	33,188	(874)	(1,037)
Net income (loss)	(817,620)	(1,888,965)	83,253	227,990
Less: Net loss attributable to noncontrolling interest	(17,743)	(23,201)	-	-
Net income (loss) attributable to common shareholders	$(799,877)	$(1,865,764)	$83,253	$227,990

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.40)	$(0.96)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.40)	$(0.96)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	1,987,768	1,935,701
Weighted average Class A and Class B Common shares outstanding- Diluted	1,987,768	1,935,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

Successor

	For the Three Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Non-controlling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at March 31, 2020	1,893,718	$1,894	81,198	$81	$19,974,721	$(4,399,973)	$15,576,723	$2,712,273	$18,288,996	$3,154,940
Stock-based compensation	-	-	-	-	197,335	-	197,335	-	197,335
Issuance of Class A Common Stock for vested RSUs	11,664	12	-	-	(12)	-	-	-	-	-
Issuance of Class A Common Stock in private placement, net of issuance costs	18,000	18	-	-	198,003	-	198,021	-	198,021	-
Distribution to noncontrolling interest	-	-	-	-	-	-	-	-	-	(62)
Net loss	-	-	-	-	-	(799,877)	(799,877)	(15,414)	(815,291)	(2,329)
Balance at June 30, 2020	1,923,382	$1,924	81,198	$81	$20,370,047	$(5,199,850)	$15,172,202	$2,696,859	$17,869,061	$3,152,549

	For the Six Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Non-controlling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2020	1,683,691	$1,684	81,198	$81	$17,554,713	$(3,334,086)	$14,222,392	$2,727,427	$16,949,819	$-
Impact on noncontrolling interest from acquisition of ANC Potter’s	-	-	-	-	-	-	-	-	-	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith’s	-	-	-	-	-	-	-		-	2,000,197
Stock-based compensation	-	-	-	-	582,301	-	582,301	-	582,301
Issuance of Class A Common Stock for vested RSUs	24,577	25	-	-	(25)	-	-	-	-	-
Issuance of Class A Common Stock for vested restricted stock	10,000	10	-	-	(10)	-	-	-	-	-
Issuance of Class A Common Stock in private placement, net of issuance costs	205,114	205	-	-	2,233,068	-	2,233,273	-	2,233,273	-
Distribution to noncontrolling interest	-	-	-	-	-	-	-	(200)	(200)	(178)
Net income (loss)	-	-	-	-	-	(1,865,764)	(1,865,764)	(30,368)	(1,896,132)	7,167
Balance at June 30, 2020	1,923,382	$1,924	81,198	$81	$20,370,047	$(5,199,850)	$15,172,202	$2,696,859	$17,869,061	$3,152,549

Predecessor

	For the Three Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2019	600	$600	$72,757	$1,308,170	$1,381,527
Shareholder distribution	-	-	-	(54,784)	(54,784)
Net income	-	-	-	83,253	83,253
Balance at June 30, 2019	600	$600	$72,757	$1,336,639	$1,409,996

	For the Six Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	600	$600	$72,757	$1,164,003	$1,237,360
Shareholder distribution	-	-	-	(55,354)	(55,354)
Net income	-	-	-	227,990	227,990
Balance at June 30, 2019	600	$600	$72,757	$1,336,639	$1,409,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(1,888,965)	$227,990
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	504,405	41,421
Stock-based compensation	582,301	-
Loss on disposal of fixed asset	42,395	-
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	43,651	(23,166)
Prepaid expenses and other current assets	(182,502)	(17,909)
Accounts payable and accrued expenses	(367,363)	43,424
Net cash provided by (used in) operating activities	(1,266,078)	271,760
Cash Flows from Investing Activities:
Purchase of property and equipment	(509,264)	(37,987)
Acquisition of ANC Potter’s, net of cash acquired	(1,529,280)	-
Acquisition of ANC Smith’s, net of cash acquired	(1,651,114)	-
Net cash used in investing activities	(3,689,658)	(37,987)
Cash Flows from Financing Activities:
Proceeds from notes payable	658,741	-
Repayment of notes payable	(15,113)	(2,646)
Capital distribution	-	(55,354)
Distribution to noncontrolling interest	(378)	-
Proceeds from the issuance shares in private placement, net of issuance costs	2,233,273	-
Net cash provided by (used in) financing activities	2,876,523	(58,000)
Net increase (decrease) in cash	(2,079,213)	175,773

Cash and cash equivalents, beginning of the period	11,407,971	899,653
Cash and cash equivalents, end of the period	$9,328,758	$1,075,426

Supplemental disclosure of cash flow information
Cash paid for interest	$4,553	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Capital expenditures in accounts payable	$13,348	$-
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$146,844	$-
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$1,275,443	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$1,145,363	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$2,000,197	$-

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

ANC Green Solutions I, LLC, formerly known as Legg Holdings, Inc. (“ANC Green Solutions I” or “Legg”), is an operator and franchisor of commercial and residential landscaping, lawn care and pest control services, operating under the commercial trade name Superior Services. ANC Green Solutions I’s core service offerings provide residential homeowners and commercial customers with year-round monitoring and treatment by focusing on weed and insect control, irrigation, seeding, fertilization, general landscape maintenance and installation services. Additionally, ANC Green Solutions I is a master franchisor for outdoor insect control service businesses operating independently throughout the United States.

On February 3, 2020, ANC Green Solutions - Potter’s, LLC, a wholly-owned subsidiary of the Company (“ANC Potter’s”), entered into an Asset Purchase and Contribution Agreement with Potter’s Professional Lawn Care, Inc, and its shareholders, pursuant to which ANC Potter’s purchased a sixty (60%) interest in Potter’s Professional Lawncare, Inc.’s property and assets, for $1.68 million, subject to certain adjustments. Potter’s Professional Lawn Care, Inc., a Florida corporation, is engaged in the business of commercial and residential fully-integrated lawn maintenance and landscape services including lawn care, new landscape design and installation, pest control, irrigation and arbor care.

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

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

Concentration and credit risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2020 and 2019.

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

The following table provides a roll forward of the allowance for doubtful accounts:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Allowance for doubtful accounts, beginning of period	$2,467	$34,976
Bad debt expense	16,872	-
Allowance for doubtful accounts, end of period	$19,339	$34,976

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of June 30, 2020 and December 31, 2019, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

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

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

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

As of June 30, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies goodwill impairment testing. This new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019
Lawncare and tree care service revenue	$2,052,811	$3,282,491	$666,923	$1,273,326
Franchise revenue	26,012	40,712	26,947	52,747
Total revenue	$2,078,823	$3,323,203	$693,870	$1,326,073

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

Payment terms vary by customer, but payments are generally due at the point of service. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one years. These costs are expensed as incurred and recorded within general and administrative expense in the consolidated statement of operations.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

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

During the three months ended June 30, 2020, the Company made certain measurement period adjustments to accounts receivable and other current assets, property and equipment, goodwill, accounts payable and accrued expenses, and deferred cash consideration. The impact of these measurement period adjustments, both individually and in aggregate, were nominal.

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

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total revenue	$693,870	$1,326,073
Net loss	(323,523)	(611,485)

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2019 include amortization of intangible assets of $81,791 and $163,583, respectively.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Potter’s (in thousands):

Accounts receivable and other current assets	$107
Property and equipment	234
Right-of-use asset	113
Intangible assets	1,285
Goodwill	1,418
Accounts payable and accrued expenses	(84)
Lease liability	(113)
Notes payable	(139)
Deferred cash consideration	(147)
Non-controlling interest in ANC Green Solutions- Potters	(1,145)
Cash purchase price, net of cash acquired	$1,529

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

The ANC Potter’s acquisition resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require the Company to purchase their interest. The acquisition-date fair value of the noncontrolling interest was determined using a market approach based on the transaction price observed in the ANC Potter’s acquisition.

The six months ended June 30, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to June 30, 2020. The condensed consolidated statement of operations for the three and six months ended June 30, 2020, includes revenue of approximately $517,000 and $852,000, respectively, and income from operations, including intangible amortization expense, of approximately $19,000 and $19,000, respectively, contributed by ANC Potter’s.

In the six months ended June 30, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Potter’s.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenue	$2,078,823	$1,059,793	$3,515,533	$2,250,945
Net loss	(817,620)	(21,931)	(1,802,406)	193,412

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2020 include the amortization of intangible assets of $0 and $16,057, respectively, and the elimination of transaction costs of $0 and $96,000, respectively. For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2019 include amortization of intangible assets of $48,170 and $96,340, respectively.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of acquisition. In addition, the ANC Smith’s acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of June 30, 2020, the Company’s preliminary estimate of the Smith Working Capital Adjustment due to Smith Seller is $0.9 million and is included in Current portion of deferred consideration on the Company’s condensed consolidated balance sheet.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Smith’s (in thousands):

Accounts receivable and other current assets	$167
Property and equipment	1,117
Intangible assets	1,537
Goodwill	2,186
Accounts payable and accrued expenses	(80)
Deferred cash consideration	(1,276)
Non-controlling interest in ANC Green Solutions- Smith	(2,000)
Cash purchase price, net of cash acquired	$1,651

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

The ANC Smith’s acquisition resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require the Company to purchase their interest. The acquisition-date fair value of the noncontrolling interest was determined using a market approach based on the transaction price observed in the acquisition of ANC Smith’s.

The six months ended June 30, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to June 30, 2020. The condensed consolidated statement of operations for the three and six months ended June 30, 2020, includes revenue of approximately $0.8 million and $1.1 million, respectively, and income (loss) from operations, including amortization expense, of approximately $(24,000) and $1,000, respectively contributed by ANC Smith’s.

In the six months ended June 30, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Smith’s.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenue	$2,078,823	$1,672,680	$3,789,699	$3,199,935
Net loss	(817,620)	272,133	(1,831,850)	678,159

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2020 include the amortization of intangible assets of $0 and $46,346, respectively, and the elimination of transaction costs of $0 and $96,000, respectively. For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2019 include amortization of intangible assets of $69,519 and $139,038, respectively.

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Vehicles	$469,400	$101,410
Equipment	1,327,908	119,276
Land	174,585	-
Buildings	53,217	-
Leasehold improvements	66,886	42,163
Office equipment	4,011	2,196
Total property and equipment	2,096,007	265,045
Less: Accumulated depreciation	(185,455)	(19,092)
Property and equipment, net	$1,910,552	$245,953

Depreciation expense was $113,733 and $167,847 for the three and six months ended June 30, 2020 (Successor), respectively, and $20,768 and $41,421 for the three and six months ended June 30, 2019 (Predecessor), respectively.

Note 6 - Goodwill and Intangible Assets (Successor)

Changes in goodwill during the six months ended June 30, 2020 consists of the following:

Balance at December 31, 2019	$4,309,766
Acquisition of ANC Smith’s	2,185,748
Acquisition of ANC Potter’s	1,417,609
Balance at June 30, 2020	$7,913,123

As of June 30, 2020 and December 31, 2019, the Company’s intangible assets consisted of the following:

	Weighted average	June 30, 2020
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	7.5	$932,000	$(62,229)	$869,771
Customer relationships	5.7	3,289,000	(320,692)	2,968,308
Non-compete agreements	6.6	564,000	(35,429)	528,571
		$4,785,000	$(418,350)	$4,366,650

	Weighted average	December 31, 2019
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	6	$251,000	$(10,458)	$240,542
Customer relationships	6	1,712,000	(71,334)	1,640,666
		$1,963,000	$(81,792)	$1,881,208

Amortization expense was $201,480 and $336,558 for the three and six months ended June 30, 2020, respectively.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

2020 (excluding the six months ended June 30, 2020)	398,960
2021	797,920
2022	797,920
2023	797,920
2024	781,670
Thereafter	792,260

Note 7 - Leases

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

At June 30, 2020 and December 31, 2019, the Company had operating lease liabilities of $298,015 and $220,294, respectively, and right of use assets of $298,015 and $220,294, respectively.

Lease expenses during the three and six months ended June 30, 2020 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating leases
Operating lease cost	$23,250	$43,000
Operating lease expense	23,250	43,000
Short-term lease rent expense	18,225	38,199
Total rent expense	$41,475	$81,199

The weighted-average remaining lease term as of June 30, 2020 was 3.7 years. The weighted-average discount rate was 5%.

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,250	$43,000

The Company’s future maturity of its operating lease liability is as follows:

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

2020 (excluding the six months ended June 30, 2020)	$46,500
2021	93,000
2022	93,000
2023	54,500
2024	38,250
Thereafter	-
Total	325,250
Less: Interest	(27,235)
Present value of lease liabilities	$298,015

Predecessor

Rent expense during the three and six months ended June 30, 2019 was $14,262 and $28,524, respectively.

Note 8 – Accounts Payable and Accrued Liabilities (Successor)

As of June 30, 2020 and December 31, 2019, the Company’s accounts payable and accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$259,084	$138,712
Accrued professional fees	29,800	235,124
Accrued franchise tax	-	200,000
Accrued payroll	42,709	13,748
Due to noncontrolling interest	66,706	-
Accounts payable and accrued liabilities	$398,299	$587,584

Note 9 – Notes Payable (Successor)

Equipment notes

The Company is party to secured loan agreements, the proceeds of which were used to purchase certain equipment and a truck. As of June 30, 2020 and December 31, 2019, $213,359 and $0, respectively, was outstanding under the equipment loan agreements. The loans have remaining terms ranging from less than 1 year to 4.5 years and bear a weighted average annual interest rate of 4.0%.

During the six months ended June 30, 2020, the Company made principal payments of $15,113.

PPP loans

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders, for an aggregate principal amount of $569,746 (the “PPP Loans”). The PPP Loans bear interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, have terms of two years, and are unsecured and guaranteed by the U.S. Small Business Administration. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower. The Company intends to apply for forgiveness of the PPP Loans with respect to these covered expenses. To the extent that all or part of the PPP Loans are not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020 principal and interest payments will be required through the maturity dates in April 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Note 10 – Stockholders Equity

Successor

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of June 30, 2020. No shares of preferred stock were issued or are outstanding as of June 30, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of June 30, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock.

Class A Common Stock

As of June 30, 2020 and December 31, 2019, there were 1,923,382 and 1,683,691, respectively, shares of Class A Common Stock outstanding.

During the three and six months ended June 30, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the investors an aggregate of 18,000 and 205,114, respectively, of shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $198,021 and $2,233,273, respectively.

Class B Common Stock

As of June 30, 2020 and December 31, 2019, there were 81,198 shares of Class B Common Stock outstanding.

Warrants

As of June 30, 2020 and December 31, 2019, the Company’s outstanding warrants were as follows:

	Outstanding	Exercise Price	Expiration Date
Class W-1 Warrant	1,125,000	$12.50	September 25, 2028
Class W-2 Warrant	1,125,000	$15.00	September 25, 2028

As of June 30, 2020, no warrants were exercisable.

Predecessor

Prior to the Business Combination there were 600 issued and outstanding shares of ANC Green Solutions, Inc.

Note 11 – Share-based Compensation (Successor)

As of June 30, 2020, an aggregate of 1,084,132 shares of common stock were authorized under the Andover National Corporation 2019 Equity Incentive Plan (the “Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of June 30, 2020, 937,882 shares of common stock were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at June 30, 2020.

The Company recorded total share-based compensation expense of $197,335 and $582,301 during the three and six months ended June 30, 2020.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Restricted Stock

No restricted stock vested during the three months ended June 30, 2020. During the six months ended June 30, 2020, 10,000 shares of restricted stock vested with a weighted average grant date fair value of $10 per share. The fair market value of restricted stock vesting during the six months ended June 30, 2020 was $110,000.

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units for the six months ended June 30, 2020:

	Units	Weighted average grant-date fair value
Unvested as of December 31, 2019	150,000	$11.00
Forfeited	(13,750)	11.00
Vested	(24,577)	11.00
Unvested as of June 30, 2020	111,673	$11.00
Total unrecognized expense remaining	$749,000
Weighted average years expected to be recognized over	1.2

The fair value of restricted stock units that vested during the three and six months ended June 30, 2020 was approximately $128,000 and $270,000, respectively.

Note 12 – Income (Loss) Per Common Share (Successor)

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the three and six months ended June 30, 2020, the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The calculations of basic and diluted income (loss) per common share are as follows:

	Three Months Ended	Six Months Ended
	June, 2020	June 30, 2020
Numerator:
Net loss attributable to common shareholders	$(799,877)	$(1,865,764)

Denominator:
Weighted average Class A common shares outstanding	1,906,570	1,854,503
Weighted average Class B common shares outstanding	81,198	81,198
Weighted average Class A and Class B common shares outstanding- Basic	1,987,768	1,935,701
Dilutive effect of potential common shares	-	-
Weighted average Class A and Class B common shares outstanding- Diluted	1,987,768	1,935,701

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.40)	$(0.96)
Net loss per shares attributable to Class A and Class B Common shareholders- Diluted	$(0.40)	$(0.96)

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Unvested Restricted Stock Units	111,673	111,673
Warrants	2,250,000	2,250,000
	2,361,673	2,361,673

Note 13 – Related Party Transactions

Successor

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid $18,225 and $38,199 to Mr. Cohen during the three and six months ended June 30, 2020, respectively, related to this lease agreement.

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $12,750 and $25,500 during the three and six months ended June 30, 2020, respectively, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $10,500 and $17,500 during the three and six months ended June 30, 2020, respectively, related to this agreement.

On January 30, 2020, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 22,728 shares of Class A Common Stock in exchange for $250,000 cash. In addition, on January 30, 2020, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company LLC, Custodian FBO Milun K. Patel IRA, on behalf of Milun K. Patel, for 6,900 shares of Class A Common Stock in exchange for $75,900 cash.

Predecessor

Shareholder distributions during the three and six months ended June 30, 2019 were approximately $54,784 and $55,354, respectively.

During the three and six months ended June 30, 2019, the Company was party to a lease agreement with a shareholder of the Company and paid $14,262 and $28,524, respectively, related to this lease agreement.

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

ANC Green Solutions I, LLC, formerly known as Legg Holdings, Inc. (“ANC Green Solutions I” or “Legg”), is an operator and franchisor of commercial and residential landscaping, lawn care and pest control services, operating under the commercial trade name Superior Services. ANC Green Solutions I’s core service offerings provide residential homeowners and commercial customers with year-round monitoring and treatment by focusing on weed and insect control, irrigation, seeding, fertilization, general landscape maintenance and installation services. Additionally, ANC Green Solutions I is a master franchisor for outdoor insect control service businesses operating independently throughout the United States.

On February 3, 2020, ANC Green Solutions - Potter’s, LLC, a wholly-owned subsidiary of the Company (“ANC Potter’s”), entered into an Asset Purchase and Contribution Agreement with Potter’s Professional Lawn Care, Inc, and its shareholders, pursuant to which ANC Potter’s purchased a sixty (60%) interest in Potter’s Professional Lawncare, Inc.’s property and assets, for $1.68 million, subject to certain adjustments. Potter’s Professional Lawn Care, Inc., a Florida corporation, is engaged in the business of commercial and residential fully-integrated lawn maintenance and landscape services including lawn care, new landscape design and installation, pest control, irrigation and arbor care.

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

Recent Developments

COVID-19-Related Considerations

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. In March and April 2020, our businesses began to feel the impact of the COVID-19 pandemic which resulted in a temporary decline in the demand for our services. Subsequently, demand for our services stabilized and eventually normalized to historical levels. As the demand for our services returned to historical levels, we began to experience some shortages of skilled labor to perform certain of our select services. We have continued to experience isolated difficulties in hiring additional seasonally required employees to staff our various businesses and we have been required to implement safety protocols that has reduced our efficiency. Additionally, certain of our employees have experienced illness related to the pandemic which has temporarily reduced our capacity. Further, as our businesses are located in the Southeastern United States, which is currently an area with significant COVID-19 infection, the extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

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

Our historical financial information prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. Our operations, until the closing of the Business Combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity of ours was reported for the three and six months ended June 30, 2019 besides ANC Green Solutions I’s operations as Predecessor.

Comparison of the Three Months Ended June 30, 2020 (Successor) to the Three Months Ended June 30, 2019 (Predecessor)

	Three Months Ended	Three Months Ended
	June 30,	June 30,	Increase
	2020	2019	(Decrease)
	(Successor)	(Predecessor)	in Dollars
Revenue	$2,078,823	$693,870	$1,384,953
Operating costs and expenses:
Costs of services provided	1,143,034	372,186	770,848
General and administrative expenses	1,707,289	193,425	1,513,864
Sales and marketing	45,486	44,132	1,354
Total operating costs and expenses	2,895,809	609,743	2,286,066
Income (loss) from operations	(816,986)	84,127	(901,113)
Other expense	(634)	(874)	240
Net income (loss)	$(817,620)	$83,253	$(900,873)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue was generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $2.1 million during the three months ended June 30, 2020 (Successor) as compared to revenue of $0.7 million during the three months ended June 30, 2019 (Predecessor). The increase in revenue was primarily attributable to the acquisitions of ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $1.3 million for the three months ended June 30, 2020 (Successor).

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the three months ended June 30, 2020 (Successor) increased $0.8 million, as compared to costs of services provided in the three months ended June 30, 2019 (Predecessor) primarily due to the acquisitions of ANC Potter’s and ANC Smith’s. ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $0.7 million for the three months ended June 30, 2020 (Successor).

General and administrative expenses

General and administrative expenses were $1.7 million during the three months ended June 30, 2020 (Successor) as compared to $0.2 million during the three months ended June 30, 2019 (Predecessor). The increase was attributable to the inclusion of Andover’s expenses primarily associated with compensation and benefits and professional fees during the three months ended June 30, 2020, which are not included in the general and administrative expenses for the three months June 30, 2019 (Predecessor), as those results include only the results of ANC Green Solutions I.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $1,354 during the three months ended June 30, 2020 (Successor) as compared to the three months ended June 30, 2019 (Predecessor), which was primarily attributable to ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) was nominal during the three months ended June 30, 2020 (Successor) and the three months ended June 30, 2019 (Predecessor).

Comparison of the Six Months Ended June 30, 2020 (Successor) to the Six Months Ended June 30, 2019 (Predecessor)

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Increase
	2020	2019	(Decrease)
	(Successor)	(Predecessor)	in Dollars
Revenue	$3,323,203	$1,326,073	$1,997,130
Operating costs and expenses:
Costs of services provided	1,760,478	623,934	1,136,544
General and administrative expenses	3,363,100	370,398	2,992,702
Sales and marketing	121,778	102,714	19,064
Total operating costs and expenses	5,245,356	1,097,046	4,148,310
Income (loss) from operations	(1,922,153)	229,027	(2,151,180)
Other income (expense)	33,188	(1,037)	34,225
Net income (loss)	$(1,888,965)	$227,990	$(2,116,955)

Revenue

We generated revenues of approximately $3.3 million during the six months ended June 30, 2020 (Successor) as compared to revenue of $1.3 million during the six months ended June 30, 2019 (Predecessor). The increase in revenue was primarily attributable to the acquisitions of ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $2.0 million for the six months ended June 30, 2020 (Successor).

Costs of services provided

Costs of services provided during the six months ended June 30, 2020 (Successor) increased $1.1 million, as compared to costs of services provided in the six months ended June 30, 2019 (Predecessor), primarily due to the acquisitions of ANC Potter’s and ANC Smith’s. ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $1.0 million for the six months ended June 30, 2020 (Successor).

General and administrative expenses

General and administrative expenses were $3.4 million during the six months ended June 30, 2020 (Successor), as compared to $0.4 million during the six months ended June 30, 2019 (Predecessor). The increase was attributable to the inclusion of Andover’s expenses primarily associated with compensation and benefits and professional fees during the six months ended June 30, 2020.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $19,064 during the six months ended June 30, 2020 (Successor) as compared to the six months ended June 30, 2019 (Predecessor), which was primarily attributable to ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) of approximately $33,000 during the six months ended June 30, 2020 (Successor) primarily reflects investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) was nominal during the three months ended June 30, 2019 (Predecessor).

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $9.3 million and total equity of $17.9 million. Net working capital was $7.9 million.

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders, for an aggregate principal amount of $569,746 (the “PPP Loans”). The PPP Loans bear interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, have terms of two years, and are unsecured and guaranteed by the U.S. Small Business Administration. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower. We intend to apply for forgiveness of the PPP Loans with respect to these covered expenses. To the extent that all or part of the PPP Loans are not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020, principal and interest payments will be required through the maturity dates in April 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default.

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

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. In March and April 2020, our businesses began to feel the impact of the COVID-19 pandemic which resulted in a temporary decline in the demand for our services. Subsequently, demand for our services stabilized and eventually normalized to historical levels. As the demand for our services returned to historical levels, we began to experience some shortages of skilled labor to perform certain of our select services. We have continued to experience isolated difficulties in hiring additional seasonally required employees to staff our various businesses and we have been required to implement safety protocols that has reduced our efficiency. Additionally, certain of our employees have experienced illness related to the pandemic which has temporarily reduced our capacity. Further, as our businesses are located in the Southeastern United States, which is currently an area with significant COVID-19 infection, the extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,266,078)	$271,760
Net cash used in investing activities	(3,689,658)	(37,987)
Net cash provided by (used in) financing activities	2,876,523	(58,000)

Operating Activities

During the six months ended June 30, 2020 (Successor), cash used in operating activities was $1.3 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.6 million, depreciation and amortization expense of $0.5 million and changes in operating assets and liabilities. During the six months ended June 30, 2019 (Predecessor) operating activities provided $0.3 million of cash primarily as a result of our net income.

Investing Activities

During the six months ended June 30, 2020 (Successor), we used $3.7 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively. During the six months ended June 30, 2019 (Predecessor), investing activities used approximately $38,000 of cash primarily for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2020 (Successor), $2.9 million of cash was provided by financing activities from the issuance of shares in a private placement and the proceeds from borrowings under notes payable. During the six months ended June 30, 2019 (Predecessor) financing activities used approximately $58,000 of cash as distributions to shareholders and repayment of an equipment loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We have deferred purchase consideration associated with the acquisitions of ANC Green Solutions I, ANC Potter’s and ANC Smith’s of approximately $1.9 million in aggregate, of which, approximately $1.3 million is payable within the next twelve months and $0.6 million is classified as a long term obligation.

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and a truck. As of June 30, 2020 and December 31, 2019, $213,359 and $0, respectively, was outstanding under the equipment related loan agreements. The loans have remaining terms ranging from less than one year to 4.5 years.

As described above, we are party to PPP Loans which are subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program. We intend to apply for forgiveness of the PPP Loans with respect to these covered expenses. To the extent that all or part of the PPP Loans are not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020 principal and interest payments will be required through the maturity dates in April 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of June 30, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: August 7, 2020	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer

Date: August 7, 2020	By:	/s/ Milun K. Patel
Milun K. Patel
Chief Financial Officer
Principal Financial and Accounting Officer