Form 10-Q
period 2020-09-30
Andover National Corp
filed 2020-11-13
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 11, 2020, there were 1,935,046 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

ANDOVER NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,109,814	$11,407,971
Accounts receivable, net	461,889	160,803
Prepaid expenses and other current assets	97,950	31,702
Total current assets	9,669,653	11,600,476

Non-current assets:
Property and equipment, net	1,785,162	245,953
Right-of-use asset, net	278,401	220,294
Goodwill	7,913,123	4,309,766
Intangible assets, net	4,167,170	1,881,208
Total non-current assets	14,143,856	6,657,221

TOTAL ASSETS	$23,813,509	$18,257,697

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$372,115	$587,584
Current portion of deferred consideration	1,275,443	200,000
Notes payable	389,274	-
Lease liabilities	81,132	42,970
Total current liabilities	2,117,964	830,554

Non-current liabilities:
Notes payable, net of current portion	389,566	-
Lease liabilities, net of current portion	197,269	177,324
Deferred consideration, net of current portion	646,884	300,000
Total non-current liabilities	1,233,719	477,324

Total liabilities	3,351,683	1,307,878

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,162,548	-
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 1,935,046 and 1,683,691 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,935	1,684
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of September 30, 2020 and December 31, 2019	81	81
Additional paid-in capital	20,578,206	17,554,713
Accumulated deficit	(5,963,831)	(3,334,086)
Total stockholders' equity	14,616,391	14,222,392
Noncontrolling interest	2,682,887	2,727,427
Total equity	17,299,278	16,949,819
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$23,813,509	$18,257,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2019
Revenues:
Revenue	$2,148,538	$5,471,741	$630,952	$1,957,025
Total revenues	2,148,538	5,471,741	630,952	1,957,025
Operating costs and expenses:
Cost of services provided	1,234,980	2,995,458	304,341	928,275
General and administrative	1,642,845	5,005,945	215,694	586,092
Sales and marketing	37,914	159,692	14,638	117,352
Total operating costs and expenses	2,915,739	8,161,095	534,673	1,631,719
Income (loss) from operations	(767,201)	(2,689,354)	96,279	325,306
Other income (expense):
Investment income	-	34,976	-	-
Other income	-	-	120,644	120,644
Interest income	700	3,465	4,577	3,858
Interest expense	(1,453)	(6,006)	(27)	(345)
Total other income (expense)	(753)	32,435	125,194	124,157
Net income (loss)	(767,954)	(2,656,919)	221,473	449,463
Less: Net loss attributable to noncontrolling interest	(3,973)	(27,174)	-	-
Net income (loss) attributable to common shareholders	$(763,981)	$(2,629,745)	$221,473	$449,463

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.38)	$(1.34)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.38)	$(1.34)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	2,009,271	1,960,403
Weighted average Class A and Class B Common shares outstanding- Diluted	2,009,271	1,960,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

Successor

	For the Three Months Ended September 30, 2020
					Additional Paid-in		Total Stockholders'			Redeemable Noncontrolling
	Class A Common Stock		Class B Common Stock			Accumulated		Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at June 30, 2020	1,923,382	$1,924	81,198	$81	$20,370,047	$(5,199,850)	$15,172,202	$2,696,859	$17,869,061	$3,152,549
Stock-based compensation	-	-	-	-	208,170	-	208,170	-	208,170
Issuance of Class A Common Stock for vested RSUs	11,664	11	-	-	(11)	-	-	-	-	-
Net income (loss)	-	-	-	-	-	(763,981)	(763,981)	(13,972)	(777,953)	9,999
Balance at September 30, 2020	1,935,046	$1,935	81,198	$81	$20,578,206	$(5,963,831)	$14,616,391	$2,682,887	$17,299,278	$3,162,548

	For the Nine Months Ended September 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'	Non-controlling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2020	1,683,691	$1,684	81,198	$81	$17,554,713	$(3,334,086)	$14,222,392	$2,727,427	$16,949,819	$-
Impact on noncontrolling interest from acquisition of ANC Potter's	-	-	-	-	-	-	-	-	-	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith's	-	-	-	-	-	-	-		-	2,000,197
Stock-based compensation	-	-	-	-	790,471	-	790,471	-	790,471
Issuance of Class A Common Stock for vested RSUs	36,241	36	-	-	(36)	-	-	-	-	-
Issuance of Class A Common Stock for vested restricted stock	10,000	10	-	-	(10)	-	-	-	-	-
Issuance of Class A Common Stock in private placement, net of issuance costs	205,114	205	-	-	2,233,068	-	2,233,273	-	2,233,273	-
Distribution to noncontrolling interest	-	-	-	-	-	-	-	(200)	(200)	(178)
Net income (loss)	-	-	-	-	-	(2,629,745)	(2,629,745)	(44,340)	(2,674,085)	17,166
Balance at September 30, 2020	1,935,046	$1,935	81,198	$81	$20,578,206	$(5,963,831)	$14,616,391	$2,682,887	$17,299,278	$3,162,548

Predecessor

	For the Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at June 30, 2019	600	$600	$72,757	$1,336,639	$1,409,996
Shareholder distribution	-	-	-	(1,192,094)	(1,192,094)
Net income	-	-	-	221,473	221,473
Balance at September 30, 2019	600	$600	$72,757	$366,018	$439,375

	For the Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	600	$600	$72,757	$1,164,003	$1,237,360
Shareholder distribution	-	-	-	(1,247,448)	(1,247,448)
Net income	-	-	-	449,463	449,463
Balance at September 30, 2019	600	$600	$72,757	$366,018	$439,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(2,656,919)	$449,463
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	834,010	62,107
Stock-based compensation	790,471	-
Loss on disposal of fixed asset	37,490	41,485
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(28,375)	(29,894)
Prepaid expenses and other current assets	(64,056)	(9,643)
Accounts payable and accrued expenses	(380,200)	97,598
Net cash provided by (used in) operating activities	(1,467,579)	611,116
Cash Flows from Investing Activities:
Purchase of property and equipment	(509,094)	(48,338)
Acquisition of ANC Potter's, net of cash acquired	(1,529,280)	-
Acquisition of ANC Smith's, net of cash acquired	(1,651,114)	-
Net cash used in investing activities	(3,689,488)	(48,338)
Cash Flows from Financing Activities:
Proceeds from notes payable	658,746	-
Repayment of notes payable	(32,731)	(20,473)
Capital distribution	-	(1,247,448)
Distribution to noncontrolling interest	(378)	-
Proceeds from the issuance shares in private placement, net of issuance costs	2,233,273	-
Net cash provided by (used in) financing activities	2,858,910	(1,267,921)
Net decrease in cash	(2,298,157)	(705,143)

Cash and cash equivalents, beginning of the period	11,407,971	899,653
Cash and cash equivalents, end of the period	$9,109,814	$194,510

Supplemental disclosure of cash flow information
Cash paid for interest	$6,006	$345
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities

Capital expenditures financed through notes payable	$13,348	$-
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$146,844	$-
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$1,275,443	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$1,145,363	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$2,000,197	$-

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2020 and 2019.

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

The following table provides a roll forward of the allowance for doubtful accounts:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Allowance for doubtful accounts, beginning of period	$2,467	$34,976
Bad debt expense	15,836	-
Allowance for doubtful accounts, end of period	$18,303	$34,976

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of September 30, 2020 and December 31, 2019, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

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

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

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

As of September 30, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

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

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2019
Lawncare and tree care service revenue	$2,123,542	$5,406,033	$607,368	$1,880,694
Franchise revenue	24,996	65,708	23,584	$76,331
Total revenue	$2,148,538	$5,471,741	$630,952	$1,957,025

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Green Solutions I (in thousands):

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

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Total revenue	$630,952	$1,957,025
Net loss	(288,698)	(900,183)

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2019 include amortization of intangible assets of $0.1 million and $0.3 million, respectively.

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

The nine months ended September 30, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to September 30, 2020. The condensed consolidated statement of operations for the three and nine months ended September 30, 2020, includes revenue of approximately $0.4 million and $1.3 million, respectively, and loss from operations, including intangible amortization expense, of approximately $0.1 million in both periods contributed by ANC Potter’s.

In the nine months ended September 30, 2020, the Company incurred approximately $0.1 million of transaction costs related to the acquisition of ANC Potter’s.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the ANC Potter’s acquisition discussed above as if it had occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the ANC Potters acquisition had been completed on January 1, 2019, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company and does not include the pro forma effect of the other business combinations which occurred during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenue	$2,148,538	$1,219,754	$5,664,071	$3,470,699
Net loss	(767,954)	321,214	(2,570,360)	514,626

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2020 include the amortization of intangible assets of $0 and approximately $16,000, respectively, and the elimination of transaction costs of $0 and approximately $0.1 million, respectively. For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2019 include amortization of intangible assets of approximately $50,000 and $0.1 million, respectively.

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of acquisition. In addition, the ANC Smith’s acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of September 30, 2020, the Company’s preliminary estimate of the Smith Working Capital Adjustment due to Smith Seller is $0.9 million and is included in Current portion of deferred consideration on the Company’s condensed consolidated balance sheet.

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

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

During the nine months ended September 30, 2020, the Company made certain measurement period adjustments to accounts receivable and other current assets, property and equipment, goodwill, accounts payable and accrued expenses, and deferred cash consideration. The impact of these measurement period adjustments, both individually and in aggregate, were nominal.

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

The nine months ended September 30, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to September 30, 2020. The condensed consolidated statement of operations for the three and nine months ended September 30, 2020, includes revenue of approximately $1.0 million and $2.2 million, respectively, and income from operations, including amortization expense, of approximately $0.2 million in both periods contributed by ANC Smith’s.

In the nine months ended September 30, 2020, the Company incurred approximately $01 million of transaction costs related to the acquisition of ANC Smith’s.

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the ANC Smith’s acquisition discussed above as if it had occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the ANC Smith’s acquisition had been completed on January 1, 2019, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company and does not include the pro forma effect of the other business combinations which occurred during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenue	$2,148,538	$1,460,502	$5,939,136	$4,660,437
Net loss	(767,954)	273,684	(2,577,228)	951,843

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2020 include the amortization of intangible assets of $0 and approximately $50,000, respectively, and the elimination of transaction costs of $0 and approximately $0.1 million, respectively. For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2019 include amortization of intangible assets of approximately $70,000 and $0.2 million, respectively.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Vehicles	$469,400	$101,410
Equipment	1,329,271	119,276
Land	174,585	-
Buildings	51,947	-
Leasehold improvements	66,886	42,163
Office equipment	4,011	2,196
Total property and equipment	2,096,100	265,045
Less: Accumulated depreciation	(310,938)	(19,092)
Property and equipment, net	$1,785,162	$245,953

Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020 (Successor), respectively, and approximately $21,000 and $62,000 for the three and nine months ended September 30, 2019 (Predecessor), respectively.

Note 6 - Goodwill and Intangible Assets (Successor)

Changes in goodwill during the nine months ended September 30, 2020 consists of the following:

Balance at December 31, 2019	$4,309,766
Acquisition of ANC Smith's	2,185,748
Acquisition of ANC Potter's	1,417,609
Balance at September 30, 2020	$7,913,123

As of September 30, 2020 and December 31, 2019, the Company’s intangible assets consisted of the following:

	Weighted average	September 30, 2020
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	7.5	$932,000	$(93,968)	$838,032
Customer relationships	5.7	3,289,000	(466,201)	2,822,799
Non-compete agreements	6.6	564,000	(57,661)	506,339
		$4,785,000	$(617,830)	$4,167,170

	Weighted average	December 31, 2019
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	6	$251,000	$(10,458)	$240,542
Customer relationships	6	1,712,000	(71,334)	1,640,666
		$1,963,000	$(81,792)	$1,881,208

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Amortization expense was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2020 (excluding the nine months ended September 30, 2020)	199,480
2021	797,920
2022	797,920
2023	797,920
2024	781,670
Thereafter	792,260

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

At September 30, 2020 and December 31, 2019, the Company had operating lease liabilities of approximately $0.3 million and approximately $0.2 million, respectively, and right of use assets of $0.3 million and $0.2 million, respectively.

Lease expenses during the three and nine months ended September 30, 2020 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating leases
Operating lease cost	$23,250	$66,250
Operating lease expense	23,250	66,250
Short-term lease rent expense	23,221	61,420
Total rent expense	$46,471	$127,670

The weighted-average remaining lease term as of September, 2020 was 3.4 years. The weighted-average discount rate was 5%.

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,250	$66,250

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

The Company’s future maturity of its operating lease liability is as follows:

2020 (excluding the nine months ended September 30, 2020)	$23,250
2021	93,000
2022	93,000
2023	54,500
2024	38,250
Thereafter	-
Total	302,000
Less: Interest	(23,599)
Present value of lease liabilities	$278,401

Predecessor

Rent expense during the three and nine months ended September 30, 2019 was approximately $14,000 and $43,000, respectively.

Note 8 – Accounts Payable and Accrued Liabilities (Successor)

As of September 30, 2020 and December 31, 2019, the Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$174,189	$138,712
Accrued professional fees	14,386	235,124
Accrued franchise tax	68,800	200,000
Accrued payroll	48,034	13,748
Due to noncontrolling interest	66,706	-
Accounts payable and accrued liabilities	$372,115	$587,584

Note 9 – Notes Payable (Successor)

Notes Payable consisted of the following:

	September 30, 2020	December 31, 2019
Equipment notes	$209,094	$-
PPP loans	569,746	-
	778,840	-
Less: current portion of Notes Payable	(389,274)	-
Notes payable, net of current portion	$389,566	$-

Equipment notes

The Company is party to secured loan agreements, the proceeds of which were used to purchase certain equipment and a truck. The loans have remaining terms ranging from less than 1 year to 4 years and bear a weighted average annual interest rate of 3.8%.

During the nine months ended September 30, 2020, the Company made principal payments of approximately $33,000.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

PPP loans

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders. The PPP Loans bear interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, have terms of two years, and are unsecured and guaranteed by the U.S. Small Business Administration. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower. The Company intends to apply for forgiveness of the PPP Loans with respect to these covered expenses. To the extent that all or part of the PPP Loans are not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020 principal and interest payments will be required through the maturity dates in April 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default.

Note 10 – Stockholders Equity

Successor

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of September 30, 2020. No shares of preferred stock were issued or are outstanding as of September 30, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of September 30, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock.

Class A Common Stock

As of September 30, 2020 and December 31, 2019, there were 1,935,046 and 1,683,691, respectively, shares of Class A Common Stock outstanding.

During the nine months ended September 30, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the investors an aggregate of 205,114 of shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $2,233,273.

Class B Common Stock

As of September 30, 2020 and December 31, 2019, there were 81,198 shares of Class B Common Stock outstanding.

Warrants

As of September 30, 2020 and December 31, 2019, the Company’s outstanding warrants were as follows:

	Outstanding as of September 30, 2020	Exercise Price	Expiration Date
Class W-1 Warrant	1,125,000	$12.50	September 25, 2028
Class W-2 Warrant	1,125,000	$15.00	September 25, 2028

As of September 30, 2020, no warrants were exercisable.

Predecessor

Prior to the Business Combination there were 600 issued and outstanding shares of ANC Green Solutions, Inc.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Note 11 – Share-based Compensation (Successor)

As of September 30, 2020, an aggregate of 1,084,132 shares of common stock were authorized under the Andover National Corporation 2019 Equity Incentive Plan (the “Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of September 30, 2020, 919,700 shares of common stock were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at September 30, 2020.

The Company recorded total share-based compensation expense of approximately $0.2 million and $0.8 million during the three and nine months ended September 30, 2020.

Restricted Stock

No restricted stock vested during the three months ended September 30, 2020. During the nine months ended September 30, 2020, 10,000 shares of restricted stock vested with a weighted average grant date fair value of $10 per share. The fair market value of restricted stock vesting during the nine months ended September 30, 2020 was $110,000.

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units for the nine months ended September 30, 2020:

	Units	Weighted average grant-date fair value
Unvested as of December 31, 2019	150,000	$11.00
Granted	18,182	11.00
Forfeited	(13,750)	11.00
Vested	(36,241)	11.00
Unvested as of September 30, 2020	118,191	$11.00
Total unrecognized expense remaining	$741,000
Weighted average years expected to be recognized over	1.2

The fair value of restricted stock units that vested during the three and nine months ended September 30, 2020 was approximately $0.1 million and $0.4 million, respectively.

ANDOVER NATIONAL CORPORATION
Notes to the Financial Statements
(Unaudited)

Note 12 – Income (Loss) Per Common Share (Successor)

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the three and nine months ended September 30, 2020, the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The calculations of basic and diluted income (loss) per common share are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

Numerator:
Net loss attributable to common shareholders	$(763,981)	$(2,629,745)

Denominator:
Weighted average Class A common shares outstanding	1,928,073	1,879,205
Weighted average Class B common shares outstanding	81,198	81,198
Weighted average Class A and Class B common shares outstanding- Basic	2,009,271	1,960,403
Dilutive effect of potential common shares	-	-
Weighted average Class A and Class B common shares outstanding- Diluted	2,009,271	1,960,403

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.38)	$(1.34)
Net loss per shares attributable to Class A and Class B Common shareholders- Diluted	$(0.38)	$(1.34)

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Unvested Restricted Stock Units	118,191	118,191
Warrants	2,250,000	2,250,000
	2,368,191	2,368,191

Note 13 – Related Party Transactions

Successor

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid approximately $23,000 and $61,000 to Mr. Cohen during the three and nine months ended September 30, 2020, respectively, related to this lease agreement.

ANDOVER NATIONAL CORPORATION

Notes to the Financial Statements

(Unaudited)

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid approximately $13,000 and $38,000 during the three and nine months ended September 30, 2020, respectively, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $10,500 and $28,000 during the three and nine months ended September 30, 2020, respectively, related to this agreement.

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

Predecessor

Shareholder distributions during the three and nine months ended September 30, 2019 were approximately $1.2 million in both periods.

During the three and nine months ended September 30, 2019, the Company was party to a lease agreement with a shareholder of the Company and paid approximately $14,000 and $43,000, respectively, related to this lease agreement.

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

Our historical financial information prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. Our operations, until the closing of the Business Combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity of ours was reported for the three and nine months ended September 30, 2019 besides ANC Green Solutions I’s operations as Predecessor.

Comparison of the Three Months Ended September 30, 2020 (Successor) to the Three Months Ended September 30, 2019 (Predecessor)

	Three Months Ended	Three Months Ended
	September 30,	September 30,	Increase
	2020	2019	(Decrease)
	(Successor)	(Predecessor)	in Dollars
Revenue	$2,148,538	$630,952	$1,517,586
Operating costs and expenses:
Costs of services provided	1,234,980	304,341	930,639
General and administrative expenses	1,642,845	215,694	1,427,151
Sales and marketing	37,914	14,638	23,276
Total operating costs and expenses	2,915,739	534,673	2,381,066
Income (loss) from operations	(767,201)	96,279	(863,480)
Other income (expense)	(753)	125,194	(125,947)
Net income (loss)	$(767,954)	$221,473	$(989,427)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue was generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $2.1 million during the three months ended September 30, 2020 (Successor) as compared to revenue of $0.6 million during the three months ended September 30, 2019 (Predecessor). The increase in revenue was primarily attributable to the acquisitions of ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $1.5 million for the three months ended September 30, 2020 (Successor).

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the three months ended September 30, 2020 (Successor) increased $0.9 million, as compared to costs of services provided in the three months ended September 30, 2019 (Predecessor) primarily due to the acquisitions of ANC Potter’s and ANC Smith’s. ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $0.7 million for the three months ended September 30, 2020 (Successor).

General and administrative expenses

General and administrative expenses were $1.6 million during the three months ended September 30, 2020 (Successor) as compared to $0.2 million during the three months ended September 30, 2019 (Predecessor). The increase was attributable to the inclusion of Andover’s expenses primarily associated with compensation and benefits and professional fees during the three months ended September 30, 2020, which are not included in the general and administrative expenses for the three months September 30, 2019 (Predecessor), as those results include only the results of ANC Green Solutions I. The increase was also attributable to the acquisitions of ANC Potter’s and ANC Smith’s.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $23,000 during the three months ended September 30, 2020 (Successor) as compared to the three months ended September 30, 2019 (Predecessor), which was primarily attributable to ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) was nominal during the three months ended September 30, 2020 (Successor). Other income (expense) during the three months ended September 30, 2019 (Predecessor) reflects gains realized from insurance loss reimbursements.

Comparison of the Nine Months Ended September 30, 2020 (Successor) to the Nine Months Ended September 30, 2019 (Predecessor)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	Increase
	2020	2019	(Decrease)
	(Successor)	(Predecessor)	in Dollars
Revenue	$5,471,741	$1,957,025	$3,514,716
Operating costs and expenses:
Costs of services provided	2,995,458	928,275	2,067,183
General and administrative expenses	5,005,945	586,092	4,419,853
Sales and marketing	159,692	117,352	42,340
Total operating costs and expenses	8,161,095	1,631,719	6,529,376
Income (loss) from operations	(2,689,354)	325,306	(3,014,660)
Other income	32,435	124,157	(91,722)
Net income (loss)	$(2,656,919)	$449,463	$(3,106,382)

Revenue

We generated revenues of approximately $5.5 million during the nine months ended September 30, 2020 (Successor) as compared to revenue of $2.0 million during the nine months ended September 30, 2019 (Predecessor). The increase in revenue was primarily attributable to the acquisitions of ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $3.5 million for the nine months ended September 30, 2020 (Successor).

Costs of services provided

Costs of services provided during the nine months ended September 30, 2020 (Successor) increased $2.1 million, as compared to costs of services provided in the nine months ended September 30, 2019 (Predecessor), primarily due to the acquisitions of ANC Potter’s and ANC Smith’s. ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $1.8 million for the nine months ended September 30, 2020 (Successor).

General and administrative expenses

General and administrative expenses were $5.0 million during the nine months ended September 30, 2020 (Successor), as compared to $0.6 million during the nine months ended September 30, 2019 (Predecessor). The increase was attributable to the inclusion of Andover’s expenses primarily associated with compensation and benefits and professional fees, as well as the acquisitions of ANC Potter’s and ANC Smith’s during the nine months ended September 30, 2020.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $42,000 during the nine months ended September 30, 2020 (Successor) as compared to the nine months ended September 30, 2019 (Predecessor), which was primarily attributable to ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) of approximately $32,000 during the nine months ended September 30, 2020 (Successor) primarily reflects investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) during the nine months ended September 30, 2019 (Predecessor) primarily reflects gains realized from insurance loss reimbursements.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $9.1 million and total equity of $17.3 million. Net working capital was $7.6 million.

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders, for an aggregate principal amount of approximately $0.6 million (the “PPP Loans”). The PPP Loans bear interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, have terms of two years, and are unsecured and guaranteed by the U.S. Small Business Administration. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower. We intend to apply for forgiveness of the PPP Loans with respect to these covered expenses. To the extent that all or part of the PPP Loans are not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020, principal and interest payments will be required through the maturity dates in April 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default.

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

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,467,579)	$611,116
Net cash used in investing activities	(3,689,488)	(48,338)
Net cash provided by (used in) financing activities	2,858,910	(1,267,921)

Operating Activities

During the nine months ended September 30, 2020 (Successor), cash used in operating activities was $1.5 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.8 million, depreciation and amortization expense of $0.8 million and changes in operating assets and liabilities. During the nine months ended September 30, 2019 (Predecessor) operating activities provided $0.6 million of cash primarily as a result of our net income.

Investing Activities

During the nine months ended September 30, 2020 (Successor), we used $3.7 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively. During the nine months ended September 30, 2019 (Predecessor), investing activities used approximately $48,000 of cash primarily for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2020 (Successor), $2.9 million of cash was provided by financing activities from the issuance of shares in a private placement and the proceeds from borrowings under notes payable. During the nine months ended September 30, 2019 (Predecessor) financing activities used approximately $1.3 of cash as distributions to shareholders and repayment of an equipment loan.

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

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and a truck. As of September 30, 2020 and December 31, 2019, $0.2 million and $0, respectively, was outstanding under the equipment related loan agreements. The loans have remaining terms ranging from less than one year to 4.5 years.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of September 30, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: November 12, 2020	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer

Date: November 12, 2020	By:	/s/ Milun K. Patel
Milun K. Patel
Chief Financial Officer
Principal Financial and Accounting Officer