Form 10-K
period 2020-12-31
Andover National Corp
filed 2021-03-31
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 26, 2021, there were 3,551,371 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

On September 25, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among us, our stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”), pursuant to which the Buyers paid $450,000.00 in aggregate cash consideration for (i) 2,340,000 shares of our Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of our issued and outstanding shares as of September 25, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in our notes payable, and (B) an aggregate of approximately $54,187 in loans payable by us (the “Acquisition”). As a result of the Acquisition, the Buyers held a controlling interest in us. The above share amounts have been adjusted to reflect the Reincorporation (as defined below).

Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of Edgar Express with and into us, its wholly-owned subsidiary. In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of Edgar Express automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of our Class A Common Stock without any action on the part of Edgar Express’ stockholders.

On October 4, 2019, Andover Environmental Solutions, LLC, our wholly-owned subsidiary (“Andover Environmental”), entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments. The primary reason for this acquisition was to expand our existing business into new markets, and to increase the revenue through acquisitions using cash we have available through recent sales of equity securities. We were able to obtain control through the cash purchase of membership interests in a newly formed subsidiary.

On February 3, 2020, Potter’s Professional Lawn Care, LLC, our indirect subsidiary (“Potter’s Buyer”), entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”) with Potter’s Professional Lawn Care, Inc., a Florida corporation (“Potter’s Seller”), and the shareholders of Potter’s Seller party thereto, pursuant to which Potter’s Buyer purchased from Potter’s Seller a sixty percent (60%) interest in all of Potter’s Seller’s right, title and interest in and to all of Potter’s Seller’s property and assets, for $1,680,000 in cash, subject to certain adjustments.

On February 28, 2020, Smith’s Tree Care, LLC (“Smith’s Buyer”), our indirect subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith’s Purchase Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, LLC, our indirect subsidiary, Utro Crane Company, Inc., a Virginia corporation, and ANC Green Solutions - Smith’s, LLC, our indirect subsidiary (“ANC Smith’s”), pursuant to which, among other things, (i) Smith’s Buyer purchased an undivided sixty percent (60%) interest in all of Smith’s Seller’s right, title and interest in and to all of Smith’s Seller’s property and assets (the “Smith’s Acquired Assets”), in consideration for an aggregate purchase price payable by Smith’s Buyer of approximately $3.0 million, subject to certain adjustments, as set forth in the Smith’s Purchase Agreement and (ii) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40%) interest in the Smith’s Acquired Assets in exchange for equity securities of ANC Smith’s.

On January 20, 2021, Zodega Landscape Services, LLC (“Zodega Buyer”), our indirect subsidiary, entered into an Asset Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. (d/b/a Zodega-TIS Services), a Texas corporation (“Zodega Seller”), ANC Green Solutions - Zodega, LLC (“ANC Zodega”), our indirect subsidiary, and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, (i) Zodega Buyer purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Zodega Acquired Assets”), in consideration for shares of our Class A Common Stock, (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega an undivided forty-nine percent (49%) interest in the Zodega Acquired Assets (the “Zodega Contributed Assets”) in exchange for equity securities of ANC Zodega, and (iii) ANC Zodega conveyed, transferred, assigned and delivered the Zodega Contributed Assets to Zodega Buyer. The closing of the transactions contemplated by the Zodega Purchase Agreement occurred on January 20, 2021. Following our initial acquisition of the Zodega business, Zodega has completed four bolt-on acquisitions of businesses providing landscaping and hardscaping, landscape design, lawn and landscape maintenance and related services.

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

 Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Overview

We are a public company that current management obtained control of in September 2018. We use our permanent capital base to buy majority stakes in successful private companies with an orientation towards growth. Our current principal focus is essential environmental services and related industries primarily located in the Southern  United States. These include but are not limited to companies in the commercial landscaping, commercial and residential tree care, pest control and water restoration segments.

Unlike traditional private equity funds, our investment approach and structure allow our business partners to preserve their successful operating cultures and unique brand identities, while maintaining large minority stakes in their businesses. This approach aligns our interests with those of our partners and has allowed us to build a large pipeline of attractive acquisition opportunities. We find many owners in our target markets desire some liquidity, but still want to manage and grow their businesses by leveraging their experience and local relationships. We believe these owners will achieve greater success by partnering with us, as they gain not only access to stable sources of capital but have more freedom to manage their operations with a focus on growth. We typically acquire no less than 51% and no more than 70% of a company with the balance remaining with the operating partner. This allows our partners to share in the upside we create together and stay aligned with us.

Presently, we are focused on essential environmental services, which we define as commercial landscaping, commercial and residential tree care, pest control and water restoration. These markets are estimated to be worth approximately $65.0 billion, $24.0 billion, $12.0 billion, and $10.0 billion respectively, per year in the United States, according to the US Department of Commerce and industry trade journals . These are highly fragmented industries, offering services that are non-discretionary, highly recurring, and not subject to significant technological disruption. The growth rates of these industries have also outpaced general economic growth for many years, based on industry trade journals. We also typically see significant amounts of contractual revenue in the companies we acquire, with relatively low rates of customer attrition.

We believe many emerging secular trends support demand for the environmental services we provide, and that these will further enhance the durability and growth of our chosen industries for decades. These trends are more prevalent in the Southeast, and include steady population growth, stable economic activity, severe and persistent tropical weather, and relatively longer growing seasons. The intense concentration of demand for our environmental services in the Southeastern United States and the business-friendly operating environment makes this an ideal geographic area to focus upon.

As of this filing date, we have successfully closed on eight acquisitions. Fully consolidated, these businesses generated approximately $18.0 million in revenue during 2020, on an unaudited basis, including businesses acquired after December 31, 2020.  In the years prior to our acquisitions, our newly acquired businesses showed steady growth and enjoyed consistent profitability that was generally better than the leading industry players. In addition to normal market growth, we expect to expand profits with new operational, sales and marketing initiatives.

Business

We believe a critical component of creating successful partnerships is the alignment of interests which results from allowing our partners to retain large ownership stakes in the companies they built. This approach incentivizes continued value creation as our partners share in our collective long-term upside. Additionally, we can leverage our partners’ local market knowledge to help us expand the scale and scope of these businesses, both organically and through acquisitions.

We avoid the use of excessive debt or esoteric financial engineering to acquire companies and allow our operating partners to remain fully independent as needed. Unlike traditional private equity investors, we do not expect our success will be solely driven by monetizing our portfolio companies through an eventual sale, but primarily through the growth of our companies.  This allows us to take a long-term view on increasing the value of our businesses and growing their profits, which we believe makes Andover an increasingly attractive acquirer. We also seek to partner with owners who share a strong sense of commitment to their employees, clients, and community—traits we believe are critical to everyone’s long-term success.

Importantly, we want our operating partners to continue leveraging their well-established local brand names. We believe their identity is important within their local markets and is a competitive advantage. In our industries, customers enjoy doing business with local owners, and we believe letting our operating partners maintain their identity and operating philosophy is valuable.

Our acquisition strategy is driven by a “local” roll-up approach. We seek and partner with high quality operators across our geographic focus areas and service lines, acquire a majority interest in these companies, and use these “local platforms” to execute full buyouts of smaller businesses. This approach allows our local business partners to leverage their best-practices, strong operating culture, and regional branding on a much larger scale across their market. This model also allows us to benefit from traditional cost and revenue synergies, while still maintaining the unique characteristics which have allowed our platform companies to thrive in their local markets.

Our initial platform acquisition was in October 2019 for Superior Services (ANC Green Solutions I, LLC) located in Huntsville, Alabama which is a commercial landscaping and pest-control business. Superior Services has ambitions to become one of the largest pest control and landscaping providers in southern Tennessee and northern Alabama, which are both economically vibrant areas with fast-growing demand for these services. Superior Services also has a small, but growing mosquito control franchise business.

Our second platform acquisition was in February 2020 for Potter’s Lawn and Landscaping of Pompano Beach, Florida which is a commercial landscaping and pest control business focusing on municipalities and home-owners associations, which are widespread throughout the state. This platform company continues to grow quickly, and our operating partner aims to expand aggressively along the east coast of Florida towards Vero Beach, a corridor that is seeing unprecedented population and economic growth. Furthermore, this platform company has an expanding base of pest control customers which will grow as it continues cross selling these services to commercial landscaping clients. We believe this operating partner and platform company will become a major driver of our growth in a critical market.

Our third platform acquisition was in February 2020 for Smith’s Tree Care, located in Newport News, Virginia which is a commercial tree care business. This platform company has large amounts of commercial, governmental and university work that is stable and growing. Moreover, our operating partners at Smith’s Tree Care are focused on a meaningful opportunity to grow organically by expanding their operational footprint outside of their local market. The Hampton Roads region of Virginia is an attractive market, as this area has historically experienced less economic volatility than the rest of the United States.

Our fourth platform acquisition was in January 2021 for Zodega Landscape Services in Houston, Texas which is a commercial and residential landscaping company. This platform company has a customer mix that is varied including significant amounts of residential and commercial work on a contractual basis. Since our transaction, Zodega has completed four bolt-on acquisitions as of this filing date, including three businesses focused in the Dallas, Texas area. Zodega’s acquisition activity has been focused on growing its recurring maintenance business, while still maintaining a healthy backlog of higher margin installation work which is expected to organically augment maintenance revenues.

On a combined basis, our eight operating companies currently have thousands of customers and hundreds of employees. These companies have generated large amounts of historical cash flow, owing to their modest capital expenditure requirements and their relatively high margins. They exemplify the types of businesses partners and geographies we seek due to their significant upside potential.

Our management team has substantial experience as professional investors, as well as building, managing, and leading businesses. Our Chief Executive Officer and Chairman, Peter A. Cohen, has been a leader of some of the most prominent and largest financial services firms in the United States. Additionally, our leadership team includes Jeffrey C. Piermont and Milun K. Patel, both of whom bring significant experience to Andover as it relates to operations, investing, and deal-making.

We have also added headcount to bring in-house several external functions that we believe can be done better and more cost-effectively internally. We seek to keep headcount and other costs low as we grow revenues, particularly as we implement our near-term growth plan. We expect this approach will allow us to capture substantial operating leverage as we grow the business.

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

Growth Strategy

Since October 2019, we have completed eight acquisitions. We maintain a robust pipeline of new acquisition opportunities within our target-industry verticals. Our sourcing ability is unique; as we internally generate opportunities at our parent level, but also find local opportunities at the operating subsidiary level through our partners. We expect our recent transactions will enhance our financial profile and accelerate our growth as we reinvest our share of profits into new companies and into building our operations.

We have observed larger operators within our markets grow faster as they leverage scale in marketing, staffing and asset utilization, allowing them to take market share. Consequently, we plan to grow faster as we gain more expertise and act quickly to capitalize on high return on invested capital projects and acquisition opportunities. We expect to execute both “tuck-in” acquisitions and organic growth projects with our operating partners in addition to acquiring additional platforms. Our current portfolio companies have experienced organic growth that has historically outpaced the broader markets where they compete.

As mentioned above, a key differentiator for us is our partners’ ability to sell a meaningful part of their business, while still retaining a significant stake as they grow. Typically, they begin with a 49% to 30% ownership interest, ensuring they are aligned with us at the start. As we grow, we may choose to finance our minority partners’ share of incremental acquisitions and growth expenditures, backed by their equity interests and other pledged assets. This allows our partners to avoid dilution and continue benefitting from the growth of their businesses. We believe this approach creates powerful incentives for our partners to quickly grow their operations and ensure they continue to benefit from their hard work, reinforcing their commitment to the company and Andover as the controlling shareholder.

As we acquire businesses throughout the Southeast, our increasing customer diversification and expanding geographic breadth benefits our business model. At present, we have many hundreds of contractual customers across several states and service-lines. We believe reducing our reliance on any single geographic area, segment or specific customer group creates the type of stability our operating partners need and will mitigate potential volatility in our operating results.

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

Across our segments, we view our primary competitors in the United States as Orkin, Terminix, BrightView, TruGreen Cos, Rentokil, The Davey Tree Expert, Cook’s Pest Control, Yellowstone, Bartlett Tree, Asplundh Tree Service, Servpro, Gunnison Tree Services, Xylem Tree Service, SCG Partners, SavATree, Anticimex and Gothic Landscape. The largest competitor in the landscaping and tree care space is BrightView, with an approximately 2.6% share of the U.S. market as of 2018, and the largest competitor in pest control is Orkin, with an approximately 12.3% share of the U.S. market as of 2018. In water reclamation, ServPro is the largest provider with an approximately 10% share of the U.S. market as of 2018.

Seasonality

Our commercial landscaping, tree care and pest control service operations in Florida, Texas, Virginia and Alabama experience mild seasonal variability during the winter months.  Typically, our revenues and net income have been modestly higher in the spring and summer seasons.

Employees

As of December 31, 2020, we had five employees at the corporate level and our operating businesses (including our businesses acquired after December 31, 2020) had an aggregate of approximately 200 employees. We intend to hire additional personnel as we grow and develop our business.

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

Summary of Risk Factors1

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	We have historically incurred losses and we anticipate that we will continue to incur losses for the foreseeable future.
•	We face early stage risks and other risks that we have not yet identified.
•	We are reliant on the success of our expansion plans.
•	If future acquisitions do not achieve sufficient profitability relative to expenses and investment, our business and ability to finance our operations could be materially adversely affected.
•	Increased operating expenses associated with the expansion of our business may negatively impact our operating income.
•	We may have difficulty integrating the operations of companies or businesses that we may acquire and may incur substantial costs in connection therewith.
•	Our senior management team have limited or no operational experience in the day-to-day operations of the industries in which our businesses operate.
•	If we decide to acquire a business outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have sufficient knowledge relating to the targets, the jurisdiction in which they operate, or their industry to make an informed decision regarding such business acquisitions.
•	We may be unable to obtain additional financing, if required, to complete acquisitions or to fund the operations and growth of a target business, which could compel us to restructure the transaction or abandon a particular acquisition.
•	Substantial resources could be expended in researching business acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate business acquisitions.
•	We are dependent upon our key personnel, including our strategic operating partners.

•	Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations and cash flows.
•	Our business, results of operations and financial condition may be materially adversely impacted by public health epidemics, including the recent coronavirus pandemic and other outbreaks.
•	Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows.
•	Our business success depends on our ability to preserve long-term customer relationships.
•	Seasonality affects the demand for our services and our results of operations and cash flows.
•	Our operations are impacted by weather conditions.
•	Increases in raw material costs, fuel prices, wages and other operating costs could adversely impact our business, financial position, results of operations and cash flows.
•	Product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers could affect our financial health.
•	If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.
•	Our results of operations are subject to periodic fluctuations. Our services have been, and in the future may be, adversely impacted by declines in the new commercial and residential construction and housing sectors, as well as in spending on repair and upgrade activities. Such variability in this part of our business could result in lower revenues and reduced cash flows and profitability.
•	Our future success depends on our ability to attract, retain and maintain positive relations with trained workers.
•	Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.
•	Some of the equipment that our employees use is dangerous, and an increase in accidents resulting from the use of such equipment could negatively affect our reputation, results of operations and financial position.
•	Our use of subcontractors to perform work under certain customer contracts exposes us to liability and financial risk.
•	If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
•	Compliance with environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, or liabilities thereunder, as well as the risk of potential litigation, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.
•	Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may adversely impact the demand for our services.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
•	Our Class A Common Stock is not quoted or traded in any market, limiting liquidity opportunities for investors.
•	The price of our Class A Common Stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Class A Common Stock.
•	We may need a significant amount of additional capital, which could substantially dilute your investment.
•	Provisions in our certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.
•	We will continue to incur increased costs as a result of operating as a public company in the United States.
•	Our management team currently controls all voting matters brought before our stockholders, and our Class B Directors account for two of the seats on our board of directors, and certain actions by our board of directors cannot be taken without the consent of these two directors.
•	We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest, and similar matters.
•	Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.
•	We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources, including the accounting and other management systems and resources of our operating subsidiaries, may not be adequately prepared.
•	We may fail to maintain effective internal controls over external financial reporting or such controls may fail or be circumvented.
•	We are an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our securities less attractive to investors.
•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
•	Delaware law and certain provisions in our certificate of incorporation and bylaws may prevent efforts by our stockholders to change the direction or management of the Company.
•	Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
•	Our directors have limited liability under Delaware law.
•	Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial position and results of operations.
•	Any failure, inadequacy, interruption, security failure or breach of our information technology systems, whether owned by us or outsourced or managed by third parties, could harm our ability to effectively operate our business and could have a material adverse effect on our business, financial position and results of operations.
•	If we fail to protect the security of personal information about our customers, employees or third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

Risks Relating to the Company

We have historically incurred losses and we anticipate that we will continue to incur losses for the foreseeable future.

We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over several years, as well as the costs of completing such acquisitions, which are expensed as incurred. In the fiscal year ended December 31, 2020, we spent approximately $9.0 million on acquisitions, and these acquisitions will generate significant depreciation and amortization charges.  For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

We face early stage risks and other risks that we have not yet identified.

We have a limited operating history. As a company in the early stages of its business strategy, we may experience under-capitalization, cash shortages, setbacks in employee recruitment or acquisitions for growth opportunities, and other risks common to emerging businesses. No assurance can be given that we will be able to successfully implement any or all of our business plan, or if implemented, that we will accomplish the desired objectives of operation, expansion, or creation of additional revenues and earnings.

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

These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. Acquisitions have, and could in the future, also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities, and fluctuations in quarterly results and expenses. We may need to make substantial capital and operating expenditures which may negatively impact our results in the near term, and the acquisitions may never meet our expectations.

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

Risks Relating to Our Operating Businesses

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

The demand for our landscaping, tree care and pest control service operations in Virginia, Florida, Alabama and Texas are affected by the seasonal nature of our services in certain regions. In geographies that do not have a year-round growing season, the demand for our services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with our second and third fiscal quarters. Our businesses may experience lower activity levels during the winter months. Such seasonality causes our results of operations to vary from quarter to quarter. Due to the relative seasonal nature of the services we provide, we can experience seasonality in our employment and working capital needs. Our employment and working capital needs can correspond with the increased demand for our services in the spring and summer months and employment levels and operating costs are generally at their highest during such months. Consequently, our results of operations and financial position can vary from year-to-year, as well as from quarter-to-quarter. If we are unable to effectively manage the seasonality and year-to-year variability, our results of operations, financial position and cash flow may be adversely affected.

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

A significant portion of our revenues are derived from development activities associated with new commercial and residential real estate development, including hospitality, leisure, and homeowners associations which have experienced periodic declines, some of which have been severe. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial and residential space, residential and non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. During a downturn in the real estate development industry, customers may decrease their spending on services by generally reducing the size and complexity of their new development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential customers.  Fluctuations in real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, including account, branch and regional management personnel. The landscape, pest control and tree care services industries are labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition we, like many service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year. The adoption of various pandemic recovery measures by the U.S. government is aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. Such individuals may be attractive employment prospects for Andover, but COVID-19 enhanced unemployment benefits in some jurisdictions where we hire may exceed local prevailing wages and may make it more difficult for us to hire a sufficient number of employees to support our contractual commitments or may result in higher costs, lower contract profitability, higher turnover and reduced operational efficiencies, which could, in the aggregate, have  a material adverse impact on our results of operations.

As of December 31, 2020, we did not have any employees represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be disrupted and negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations.

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

 Many of the services that we provide pose the risk of serious personal injury to our employees. Our employees regularly use dangerous equipment, such as lawn mowers, edgers, woodchippers, chain saws, boom cranes, bucket trucks and other power equipment. As a result, there is a significant risk of work-related injury and workers’ compensation claims. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims or fail to comply with worker health and safety regulations, our operating results and financial position could be materially and adversely affected. In addition, the perception that our workplace is unsafe may damage our reputation among current and potential employees, which may impact our ability to recruit and retain employees, which may adversely affect our business and results of operations.

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

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures or disgorgements of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual business to incur substantial increases in costs in order to comply with such laws and regulations.

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

Risks Relating to Ownership of our Class A Common Stock

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

Our board of directors currently consists of the two directors appointed by the holders of our Class B Common Stock voting as a separate class and four additional directors. Currently, Jeffrey C. Piermont and Peter A. Cohen collectively own all of our Class B Common Stock. In addition, because each share of Class B Common Stock is entitled to cast 50 votes for all matters on which our stockholders vote, while each share of Class A Common Stock is entitled to cast only one vote, Messrs. Piermont and Cohen presently control, and will likely continue to control for the foreseeable future, virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Moreover, it is possible that Messrs. Piermont, and Cohen may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

General Risk Factors

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

As of March 26, 2021, we had approximately 160 holders of record of our Class A Common Stock, and 3,551,371 of our Class A Common Stock outstanding.

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

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Overview

We were organized in the State of Utah on March 20, 2014 as Acadia Technologies, Inc. We changed our name to Edgar Express, Inc. (“Edgar Express”) on September 15, 2016.

On September 25, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among us, our stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”), pursuant to which the Buyers paid $450,000.00 in aggregate cash consideration for (i) 2,340,000 shares of our Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of our issued and outstanding shares as of September 25, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in our notes payable, and (B) an aggregate of approximately $54,187 in loans payable by us (the “Acquisition”). As a result of the Acquisition, the Buyers held a controlling interest in us. The above share amounts have been adjusted to reflect the Reincorporation (as defined below).

Effective February 14, 2019, we completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of Edgar Express with and into us, its wholly-owned subsidiary. In connection with the Reincorporation, and effective upon the effectiveness of the Reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of Edgar Express automatically converted into and became one-fifth (1/5th) of one validly issued, fully paid and non-assessable share of our Class A Common Stock without any action on the part of Edgar Express’ stockholders.

On October 4, 2019, Andover Environmental Solutions, LLC, our wholly-owned subsidiary (“Andover Environmental”), entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased sixty percent (60%) of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments (the “Business Combination”). The primary reason for this acquisition was to expand our existing business into new markets, and to increase the revenue through acquisitions using cash we have available through recent sales of equity securities. We were able to obtain control through the cash purchase of membership interests in a newly formed subsidiary.

On February 3, 2020, Potter’s Professional Lawn Care, LLC, our indirect subsidiary (“Potter’s Buyer”), entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”) with Potter’s Professional Lawn Care, Inc., a Florida corporation (“Potter’s Seller”), and the shareholders of Potter’s Seller party thereto, pursuant to which Potter’s Buyer purchased from Potter’s Seller a sixty percent (60%) interest in all of Potter’s Seller’s right, title and interest in and to all of Potter’s Seller’s property and assets, for $1,680,000 in cash, subject to certain adjustments.

On February 28, 2020, Smith’s Tree Care, LLC (“Smith’s Buyer”), our indirect subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith’s Purchase Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, LLC, our indirect subsidiary, Utro Crane Company, Inc., a Virginia corporation, and ANC Green Solutions - Smith’s, LLC, our indirect subsidiary (“ANC Smith’s”), pursuant to which, among other things, (i) Smith’s Buyer purchased an undivided sixty percent (60%) interest in all of Smith’s Seller’s right, title and interest in and to all of Smith’s Seller’s property and assets (the “Smith’s Acquired Assets”), in consideration for an aggregate purchase price payable by Smith’s Buyer of approximately $3.0 million, subject to certain adjustments, as set forth in the Smith’s Purchase Agreement and (ii) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40%) interest in the Smith’s Acquired Assets in exchange for equity securities of ANC Smith’s.

On January 20, 2021, Zodega Landscape Services, LLC (“Zodega Buyer”), our indirect subsidiary, entered into an Asset Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. (d/b/a Zodega-TIS Services), a Texas corporation (“Zodega Seller”), ANC Green Solutions - Zodega, LLC (“ANC Zodega”), our indirect subsidiary, and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, (i) Zodega Buyer purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Zodega Acquired Assets”), in consideration for shares of our Class A Common Stock, (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega an undivided forty-nine percent (49%) interest in the Zodega Acquired Assets (the “Zodega Contributed Assets”) in exchange for equity securities of ANC Zodega, and (iii) ANC Zodega conveyed, transferred, assigned and delivered the Zodega Contributed Assets to Zodega Buyer. The closing of the transactions contemplated by the Zodega Purchase Agreement occurred on January 20, 2021. Following our initial acquisition of the Zodega business, Zodega has completed four bolt-on acquisitions of businesses providing landscaping and hardscaping, landscape design, lawn and landscape maintenance and related services.

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

Our historical financial information prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. Our operations, until the closing of the Business Combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity of ours was reported for periods prior to October 4, 2019 besides ANC Green Solutions I’s operations as Predecessor.

We believe reviewing our operating results for the year ended December 31, 2019 by combining the results of the 2019 Successor Period (October 4, 2019 through December 31, 2019) and 2019 Predecessor Period (January 1, 2019 through October 3, 2019) (collectively, the “S/P Combined Period”) is more useful in discussing our overall operating performance compared to the results of the year ended December 31, 2020 (Successor).

Comparison of the Year Ended December 31, 2020 (Successor) to the Successor/ Predecessor (“S/P”) Combined Period

	Year Ended	October 4, 2019	January 1, 2019
	December 31,	through	through		Increase
	2020	December 31, 2019	October 3, 2019	S/P Combined	(Decrease)
	(Successor)	(Successor)	(Predecessor)	Period	in Dollars
Revenue	$7,702,866	$683,265	$1,957,025	$2,640,290	$5,062,576
Operating costs and expenses:
Costs of services provided	4,113,893	280,847	928,275	1,209,122	2,904,771
General and administrative expenses	6,726,736	1,491,902	586,092	2,077,994	4,648,742
Sales and marketing	207,497	12,003	117,352	129,355	78,142
Total operating costs and expenses	11,048,126	1,784,752	1,631,719	3,416,471	7,631,655
Income (loss) from operations	(3,345,260)	(1,101,487)	325,306	(776,181)	(2,569,079)
Other income	225,189	38,492	124,157	162,649	62,540
Net income (loss)	$(3,120,071)	$(1,062,995)	$449,463	$(613,532)	$(2,506,539)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $7.7 million during the year ended December 31, 2020 (Successor) as compared to revenue of $2.6 million during the S/P Combined Period. The increase was primarily attributable to the acquisitions of ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $5.1 million during the year ended December 31, 2020 (Successor).

Costs of services provided

Cost of services provided represents costs directly related to the provision of the lawn care, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the year ended December 31, 2020 (Successor) increased $2.9 million, as compared to costs of services provided during the S/P Combined Period primarily due to the acquisitions of ANC Potter’s and ANC Smith’s. ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $2.6 million for the year ended December 31, 2020 (Successor).

General and administrative expenses

General and administrative expenses were $6.7 million during the year ended December 31, 2020 (Successor), as compared to $2.1 million during the S/P Combined Period. The increase was attributable to the inclusion of our expenses primarily associated with compensation and benefits and professional fees during the year ended December 31, 2020, and the acquisitions of ANC Potter’s and ANC Smith’s.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $78,000 during the year ended December 31, 2020 (Successor) as compared to the S/P Combined Period, which was primarily attributable to a greater focus on promotion and advertising by our operating businesses.

Other income

Other income of approximately $0.2 million during the year ended December 31, 2020 (Successor) primarily reflects the forgiveness of ANC Smith’s Paycheck Protection Program loan as detailed below, interest income and interest expense. Other income of $0.2 million during the S/P Combined Period primarily reflects gains realized from insurance loss reimbursements and investment income from our holdings of highly liquid investments, which are classified as cash equivalents.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $14.3 million and total equity of $21.9 million. Net working capital was $12.1 million  .

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders, for an aggregate principal amount of approximately $0.6 million (the “PPP Loans”). The PPP Loans bear interest at a fixed rate of 1.0% per annum, have terms of two years, and are unsecured and guaranteed by the U.S. Small Business Administration. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower.

During the three months ended December 31, 2020, we applied for forgiveness of the PPP Loans with respect to these covered expenses. ANC Smith’s forgiveness application was accepted in November 2020 and we recognized $0.2 million as Other income on our consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2020, the applications for forgiveness for ANC Potter’s and ANC Green Solutions I’s PPP Loans were in process.

To the extent that all or part of the PPP Loans are not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing when the SBA makes a forgiveness determination or 10 months after the covered period, principal and interest payments will be required through the maturity dates in April 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default.

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

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Successor		Predecessor
	Year Ended	October 4, 2019	January 1, 2019
	December 31,	through	through
	2020	December 31, 2019	October 3, 2019
Net cash provided by (used in) operating activities	$(1,312,819)	$(405,348)	$611,116
Net cash used in investing activities	(4,139,699)	(3,490,758)	(48,338)
Net cash provided by (used in) financing activities	8,347,246	2,005,662	(1,267,921)

Operating Activities

During the year ended December 31, 2020 (Successor), cash used in operating activities was $1.3 million primarily as a result of our net loss offset in part by share based compensation expense of $1.0 million and depreciation and amortization of $1.2 million. During the period from October 4, 2019 through December 31, 2019 (Successor), cash used in operating activities was $0.4 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.2 million and changes in operating assets and liabilities. During the period from January 1, 2019 through October 3, 2019 (Predecessor) operating activities provided $0.6 million of cash primarily as a result of our net income.

Investing Activities

During the year ended December 31, 2020 (Successor), we used $4.1 million of cash in investing activities primarily as a result of our acquisition of ANC Potter’s, net of cash acquired, for $1.5 million, our acquisition of ANC Smith’s, net of cash acquired, for $1.7 million, and the purchase of property and equipment for $1.0 million. During the period from October 4, 2019 through December 31, 2019 (Successor), we used $3.5 million of cash in investing activities primarily as a result of our acquisition of ANC Green Solutions I, net of cash acquired, for $3.4 million. During the period from January 1, 2019 through October 3, 2019 (Predecessor) investing activities used approximately $48,000 of cash primarily for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2020 (Successor), $8.3 million of cash was provided by financing activities, primarily from the proceeds from the issuance of shares in private placements and from the proceeds of the PPP Loans and notes payable of $1.2 million. During the period from October 4, 2019 through December 31, 2019 (Successor), $2.0 million of cash was provided by financing activities from the issuance of shares in a private placement. During the period from January 1, 2019 through October 3, 2019 (Predecessor) financing activities used $1.3 million of cash as distributions to shareholders. Shareholder capital distributions during the period from January 1, 2019 through October 3, 2019 (Predecessor) were made prior to the Business Combination.

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

Recent Accounting Pronouncements

For a discussion of recently issued financial accounting standards, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

ANDOVER NATIONAL CORPORATION

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Andover National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andover National Corporation and its subsidiaries (collectively, the “Successor”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of the Successor for the year ended December 31, 2020, the period from October 4, 2019 through December 31, 2019 and of ANC Green Solutions I (the “Predecessor”) for the period from January 1, 2019 through October 3, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2020 and 2019 and the results of the Successor’s operations and cash flows for the year ended December 31, 2020, the period from October 4, 2019 through December 31, 2019 and the results of the Predecessor’s operations and cash flows for the period from January 1, 2019 through October 3, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 31, 2021

ANDOVER NATIONAL CORPORATION

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,302,699	$11,407,971
Accounts receivable, net	490,987	160,803
Prepaid expenses and other current assets	49,547	31,702
Total current assets	14,843,233	11,600,476

Non-current assets:
Property and equipment, net	2,147,918	245,953
Right-of-use asset, net	258,523	220,294
Goodwill	7,913,123	4,309,766
Intangible assets, net	3,967,690	1,881,208
Total non-current assets	14,287,254	6,657,221

TOTAL ASSETS	$29,130,487	$18,257,697

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$685,364	$587,584
Current portion of deferred consideration	1,575,443	200,000
Notes payable	385,963	-
Lease liabilities	82,225	42,970
Total current liabilities	2,728,995	830,554

Non-current liabilities:
Notes payable, net of current portion	753,458	-
Lease liabilities, net of current portion	176,298	177,324
Deferred consideration, net of current portion	346,884	300,000
Total non-current liabilities	1,276,640	477,324

Total liabilities	4,005,635	1,307,878

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,265,892	-
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of December 31, 2020 and 2019	-	-
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 2,416,866 and 1,683,691 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,417	1,684
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of December 31, 2020 and 2019	81	81
Additional paid-in capital	25,704,408	17,554,713
Accumulated deficit	(6,559,361)	(3,334,086)
Total stockholders' equity	19,147,545	14,222,392
Noncontrolling interest	2,711,415	2,727,427
Total equity	21,858,960	16,949,819
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$29,130,487	$18,257,697

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Consolidated Statements of Operations

	Successor		Predecessor
	Year Ended	October 4, 2019	January 1, 2019
	December 31,	through	through
	2020	December 31, 2019	October 3, 2019
Revenues:
Revenue	$7,702,866	$683,265	$1,957,025
Total revenues	7,702,866	683,265	1,957,025
Operating costs and expenses:
Cost of services provided	4,113,893	280,847	928,275
General and administrative	6,726,736	1,491,902	586,092
Sales and marketing	207,497	12,003	117,352
Total operating costs and expenses	11,048,126	1,784,752	1,631,719
Income (loss) from operations	(3,345,260)	(1,101,487)	325,306
Other income (expense):
Investment income	34,976	37,589	-
Other income	191,400	809	120,644
Interest income	6,036	94	3,858
Interest expense	(7,223)	-	(345)
Total other income	225,189	38,492	124,157
Net income (loss)	(3,120,071)	(1,062,995)	449,463
Less: Net loss attributable to noncontrolling interest	105,204	60,760	-
Net income (loss) attributable to common shareholders	$(3,225,275)	$(1,123,755)	$449,463

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(1.62)	$(0.70)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(1.62)	$(0.70)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	1,996,044	1,612,172
Weighted average Class A and Class B Common shares outstanding- Diluted	1,996,044	1,612,172

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Consolidated Statements of Equity and Noncontrolling Interest

Successor

					Additional		Total			Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at October 4, 2019	1,460,757	$1,461	121,797	$122	$15,348,394	$(2,210,331)	$13,139,646	$-	$13,139,646	$-
Impact on non-controlling interest from acquisition of ANC Green Solutions I	-	-	-	-	-	-	-	2,666,667	2,666,667	-
Stock-based compensation	-	-	-	-	200,839	-	200,839	-	200,839	-
Issuance of Class A Common Stock in conversion of Class B Common Stock	40,599	41	(40,599)	(41)	-	-	-	-	-	-
Issuance of Class A Common Stock in private placement	182,335	182	-	-	2,005,480	-	2,005,662	-	2,005,662	-
Net income (loss)	-	-	-	-	-	(1,123,755)	(1,123,755)	60,760	(1,062,995)	-
Balance at December 31, 2019	1,683,691	1,684	81,198	81	17,554,713	(3,334,086)	14,222,392	2,727,427	16,949,819
Impact on noncontrolling interest from acquisition of ANC Potter's	-	-	-	-	-	-	-	-	-	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith's	-	-	-	-	-	-	-		-	2,000,197
Stock-based compensation	-	-	-	-	980,649	-	980,649	-	980,649
Issuance of Class A Common Stock for vested RSUs	49,424	49	-	-	(49)	-	-	-	-	-
Issuance of Class A Common Stock for vested restricted stock	10,000	10	-	-	(10)	-	-	-	-	-
Issuance of Class A Common Stock in private placement, net of issuance costs	673,751	674	-	-	7,169,105	-	7,169,779	-	7,169,779	-
Distribution to noncontrolling interest	-	-	-	-	-	-	-	(400)	(400)	(484)
Net income (loss)	-	-	-	-	-	(3,225,275)	(3,225,275)	(15,612)	(3,240,887)	120,816
Balance at December 31, 2020	2,416,866	$2,417	81,198	$81	$25,704,408	$(6,559,361)	$19,147,545	$2,711,415	$21,858,960	$3,265,892

Predecessor

	For the period from January 1, 2019 through October 3, 2019
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	600	$600	$72,757	$1,164,003	$1,237,360
Shareholder distribution	-	-	-	(1,247,448)	(1,247,448)
Net income	-	-	-	449,463	449,463
Balance at October 3, 2019	600	$600	$72,757	$366,018	$439,375

The accompanying notes are an integral part of these consolidated financial statements.

ANDOVER NATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year Ended	October 4, 2019	January 1, 2019
	December 31,	through	through
	2020	December 31, 2019	October 3, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(3,120,071)	$(1,062,995)	$449,463
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,158,436	100,884	62,107
Stock-based compensation	980,649	200,839	-
Loss on disposal of fixed asset	-	-	41,485
Bad debt expense	24,695
Forgiveness of note payable	(191,400)	-	-
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(82,168)	15,902	(29,894)
Prepaid expenses and other current assets	(15,654)	(2,400)	(9,643)
Accounts payable and accrued expenses	(67,306)	342,422	97,598
Net cash provided by (used in) operating activities	(1,312,819)	(405,348)	611,116
Cash Flows from Investing Activities:
Purchase of property and equipment	(996,795)	(58,921)	(48,338)
Proceeds received from disposal of property and equipment	37,490	-	-
Acquisition of ANC Potter's, net of cash acquired	(1,529,280)	-	-
Acquisition of ANC Smith's, net of cash acquired	(1,651,114)	-	-
Acquisition of ANC Green Solutions I, net of cash acquired	-	(3,431,837)	-
Net cash used in investing activities	(4,139,699)	(3,490,758)	(48,338)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,238,796	-	-
Repayment of notes payable	(60,445)	-	(20,473)
Capital distribution	-	-	(1,247,448)
Distribution to noncontrolling interest	(884)	-	-
Proceeds from the issuance shares in private placement, net of issuance costs	7,169,779	2,005,662	-
Net cash provided by (used in) financing activities	8,347,246	2,005,662	(1,267,921)
Net increase (decrease) in cash	2,894,728	(1,890,444)	(705,143)

Cash and cash equivalents, beginning of the period	11,407,971	13,298,415	899,653
Cash and cash equivalents, end of the period	$14,302,699	$11,407,971	$194,510

Supplemental disclosure of cash flow information
Cash paid for interest	$7,184	$-	$345
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities
Capital expenditures financed through notes payable	$13,348	$-	$-
Issuance of Class A shares for vested RSUs	$59	-	-
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$146,884	$-	$-
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$1,275,443	$-	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$1,145,363	$-	$-
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$2,000,197	$-	$-
Recognition of noncontrolling interest in acquisition of ANC Green Solutions I	$-	$2,666,667	$-

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

The historical financial information of Andover prior to the Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a reader of the financial statements. The operations of Andover, until the closing of a business combination, other than income from investments and general and administrative expenses, were nominal. Accordingly, no other activity in the Company was reported for periods prior to October 4, 2019 besides ANC Green Solutions I’s operations as Predecessor.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it has a controlling financial interest. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s consolidated balance sheets and consolidated statement of equity and noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in the Company’s consolidated statement of operations.

The accompanying Successor consolidated financial statements include the accounts of Andover National Corporation and its consolidated subsidiary, ANC Green Solutions I, ANC Potter’s and ANC Smith’s. The accompanying Predecessor consolidated financial statements include the accounts of ANC Green Solutions I and its consolidated subsidiaries, Legg Lawncare, Inc. and Legg SMS Franchising, Inc.

All material inter-company balances and transactions have been eliminated.

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests that contain an option of the noncontrolling shareholders to require the Company to purchase their interest as redeemable noncontrolling interests within mezzanine equity on the Company’s consolidated balance sheet.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and highly liquid investments with maturities of three months or less from the date of purchase to be cash and cash equivalents. As of December 31, 2019, the Company’s cash equivalents included U.S. Treasury Bills with maturities of 90 days or less. Realized and unrealized gains and losses on highly liquid investments classified as cash equivalents are reported in investment income in the consolidated statement of operations. The Company had no cash equivalents as of December 31, 2020.

Concentration of credit risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. During the year ended December 31, 2020 (Successor), the period from October 4, 2019 through December 31, 2019 (Successor) and the period January 1, 2019 through October 3, 2019 (Predecessor), no customer accounted for more than 10% of the Company’s total revenue.

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

The following table provides a roll forward of the allowance for doubtful accounts  :

	Successor		Predecessor
	Year Ended	October 4, 2019	January 1, 2019
	December 31,	through	through
	2020	December 31, 2019	October 3, 2019
Allowance for doubtful accounts, beginning of period	$2,467	$-	$34,976
Bad debt expense	24,695	2,467	-
Allowance for doubtful accounts, end of period	$27,162	$2,467	$34,976

Prepaid expenses and other current assets

Prepaid expenses consist of payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses primarily consist of payments associated with insurance contracts.

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of December 31, 2020 and 2019, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

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

Leases (Successor)

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

Leases (Predecessor)

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

In computing the basic and diluted net loss per share applicable to common stockholders for the year ended December 31, 2020 and for the period October 4, 2019 through December 31, 2019, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

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

As of December 31, 2020 and 2019, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

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

Retirement Plans

The Company maintains defined benefit contribution retirement plans for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up the Internal Revenue Service limit of $19,500 ($26,000 for employees 50 years or over) for 2020. The Company contributed approximately $27,000,    $6,000 and $5,000 during the year ended December 31, 2020 (Successor), the period October 4, 2019 through December 31, 2019 (Successor) and the period January 1, 2019 through October 3, 2019 (Predecessor), respectively.

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

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Successor		Predecessor
	Year Ended	October 4, 2019	January 1, 2019
	December 31,	through	through
	2020	December 31, 2019	October 3, 2019
Lawncare and tree care service revenue	$7,620,131	$665,323	$1,880,694
Franchise revenue	82,735	17,942	76,331
Total revenue	$7,702,866	$683,265	$1,957,025

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

Note 4 – Business Combination (Successor)

As described in Note 1, on October 4, 2019, the Company acquired sixty percent (60%) of the membership interests of ANC Green Solutions I for $4.0 million in cash, consisting of $3.5 million paid at the closing of the Business Combination and $0.5 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of the Business Combination.

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

The Company recorded approximately $65,000 in transaction costs related to the acquisition of ANC Green Solutions I, which are recorded in General and administrative expense in the consolidated statement of operations for the period October 4, 2019 through December 31, 2019.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Business Combination discussed above as if they had occurred on January 1, 2019. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Business Combinations had been completed on January 1, 2019, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

Year Ended December 31,
2019
Total revenue	$2,640,290
Net loss	(2,003,167)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2019 include the inclusion of amortization of the intangible assets of $0.3 million and the elimination of transaction costs of $0.1 million.

ANC Green Solutions Potter’s

As described in Note 1, on February 3, 2020, the Company acquired a 60% membership interest in ANC Potter’s for $1.68 million in cash, consisting of approximately $1.5 million paid at closing and $0.147 million in deferred consideration to be paid on the two- year anniversary of the closing of the acquisition.

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

The year ended December 31, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to December 31, 2020. The consolidated statement of operations for the year ended December 31, 2020, includes revenue of approximately $1.8 million and loss from operations of approximately $0.2 million, including intangible amortization expense, contributed by ANC Potter’s.

In the year ended December 31, 2020, the Company incurred approximately $0.1 million of transaction costs related to the acquisition of ANC Potter’s.

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

	Year Ended December 31,
	2020	2019
Total revenue	$7,895,195	$4,819,389
Net loss	(3,033,509)	(340,758)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2020 include the amortization of intangible assets of approximately $16,000 and the elimination of transaction costs of approximately $0.1 million. For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2019 include amortization of intangible assets of approximately $0.2 million.

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of acquisition. In addition, the ANC Smith’s acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of December 31, 2020, the Company’s preliminary estimate of the Smith Working Capital Adjustment due to Smith Seller is $0.9 million and is included in Current portion of deferred consideration on the Company’s consolidated balance sheet.

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

The year ended December 31, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to December 31, 2020. The consolidated statement of operations for the year ended December 31, 2020, includes revenue of approximately $3.3 million and income from operations, including amortization expense, of approximately $0.3 million contributed by ANC Smith’s.

During the year ended December 31, 2020, the Company incurred approximately $0.1 million of transaction costs related to the acquisition of ANC Smith’s.

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

	Year Ended December 31,
	2020	2019
Total revenue	$8,170,261	$6,248,542
Net loss	(3,040,376)	(155,570)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2020 include the amortization of intangible assets of approximately $0.05 million and the elimination of transaction costs of approximately $0.1 million. For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2019 include amortization of intangible assets of approximately $0.3 million.

 Note 5- Property and Equipment

	December 31,
	2020	2019
Vehicles	$469,399	$101,410
Equipment	1,815,095	119,276
Land	174,585	-
Buildings	51,947	-
Leasehold improvements	66,886	42,163
Office equipment	5,892	2,196
Total property and equipment	2,583,804	265,045
Less: Accumulated depreciation	(435,886)	(19,092)
Property and equipment, net	$2,147,918	$245,953

Depreciation expense was $0.4 million for the year ended December 31, 2020, $0.02 million for the period October 4, 2019 through December 31, 2019 (Successor), $0.06 million for the period January 1, 2019 through October 3, 2019 (Predecessor).

Note 6- Goodwill and Intangible Assets (Successor)

Changes in goodwill during the year ended December 31, 2020 and the period October 4, 2019 through December 31, 2019 is as follows:

Balance at October 4, 2019	$-
Acquisition of ANC Green Solutions I	4,309,766
Balance at December 31, 2019	4,309,766
Acquisition of ANC Smith's	2,185,748
Acquisition of ANC Potter's	1,417,609
Balance at December 31, 2020	$7,913,123

As of December 31, 2020 and 2019, the Company’s intangible assets consisted of the following:

	Weighted average	December 31, 2020
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	7.5	$932,000	$(125,708)	$806,292
Customer relationships	5.7	3,289,000	(611,709)	2,677,291
Non-compete agreements	6.6	564,000	(79,893)	484,107
		$4,785,000	$(817,310)	$3,967,690

	Weighted average	December 31, 2019
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	6	$251,000	$(10,458)	$240,542
Customer relationships	6	1,712,000	(71,334)	1,640,666
		$1,963,000	$(81,792)	$1,881,208

Amortization expense was $0.7 million and $0.1 million for the year ended December 31, 2020 and the successor period October 4, 2019 to December 31, 2019, respectively.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2021	797,920
2022	797,920
2023	797,920
2024	781,670
2025	535,087
Thereafter	257,173

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

At December 31, 2020 and 2019, the Company had operating lease liabilities of approximately $0.3 million and $0.2 million, respectively and right of use assets of approximately $0.3 million and $0.2 million, respectively.

Lease expenses during the year ended December 31, 2020 and the period October 4, 2019 through December 31, 2019 is as follows:

	Successor
	Year Ended	October 4, 2019
	December 31,	through
	2020	December 31, 2019
Operating leases
Operating lease cost	$89,500	$12,750
Operating lease expense	89,500	12,750
Short-term lease rent expense	78,574	18,418
Total rent expense	$168,074	$31,168

The weighted-average remaining lease term as of December 31, 2020 is 2.93 years. The weighted-average discount rate is 5%.

Supplemental cash flow information related to the Company’s leases is as follows:

Successor
	Year Ended	October 4, 2019
	December 31,	through
	2020	December 31, 2019
Operating leases
Operating cash flows from operating leases	$89,500	$12,750

The maturity of the Company’s operating leases are as follows:

2021	$93,000
2022	93,000
2023	54,500
2024	38,250
2025	-
Thereafter	-
Total	278,750
Less: Interest	(20,227)
Present value of lease liabilities	$258,523

Predecessor

Rent expense during the period January 1, 2019 through October 3, 2019 was approximately $0.04 million.

Note 8 – Accounts Payable and Accrued Liabilities

As of December 31, 2020 and 2019, the Company’s accounts payable and accrued liabilities consisted of the following:

	December 31,
	2020	2019
Accounts payable	$317,038	$138,712
Accrued professional fees	197,597	235,124
Accrued franchise tax	77,600	200,000
Accrued payroll	26,423	13,748
Due to noncontrolling interest	66,706	-
Accounts payable and accrued liabilities	$685,364	$587,584

Note 9– Notes Payable (Successor)

Notes payable consists of the following:

	December 31,
	2020	2019
Equipment notes	$761,075	$-
PPP loans	378,346	-
	1,139,421	-
Less: current portion of Notes Payable	(385,963)	-
Notes payable, net of current portion	$753,458	$-

Equipment notes

During the year ended December 31, 2020, ANC Smith’s entered into secured loan agreements with an aggregate principal balance of $0.7 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 2.85% and are due to be repaid in monthly installments over their five year terms.

ANC Potters is party equipment loan agreements, the proceeds of which were used to purchase certain equipment and a truck. The loans have remaining terms ranging from less than one year to four years and bear a weighted average annual interest rate of 4.5%.

During the year ended December 31, 2020, the Company made aggregate principal payments of approximately $0.06 million.

PPP loans

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders. The PPP Loans bear interest at a fixed rate of 1.0% per annum, have terms of two years, and are unsecured and guaranteed by the SBA. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower.

During the three months ended December 31, 2020, the Company applied for forgiveness of the PPP Loans with respect to these covered expenses. ANC Smith’s forgiveness application was accepted in November 2020 and the Company recognized $0.2 million in Other income on its consolidated statement of operations. As of December 31, 2020, the applications for forgiveness for ANC Potter’s and ANC Green Solutions I’s PPP Loans are in process. In March 2021, ANC Potter’s PPP loan forgiveness application was accepted.

To the extent that all or part of the PPP Loans are not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing when the SBA makes a forgiveness determination or 10 months after the covered period, principal and interest payments will be required through the maturity dates in April 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default.

Note 10 – Stockholders Equity

Successor

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of December 31, 2020. No shares of preferred stock were issued or are outstanding as of December 31, 2020 and 2019.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of December 31, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock. Both classes of common stock qualify for and share equally in dividends, if declared by the Company’s Board of Directors. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company, after rights of the holders of the preferred stock, if any, have been satisfied.

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

During the year ended December 31, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in private placements, issued and sold to the accredited investors an aggregate of 673,751 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $7.4 million and net proceeds of $7.1 million.

In December 2019, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 182,335 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $2.0 million.

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

As of December 31, 2020 and 2019, there are 2,416,866 and 1,683,691 shares of Class A Common Stock outstanding, respectively.

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

As of December 31, 2020 and 2019, there are 81,198 shares of Class B Common Stock outstanding.

Warrants

As of December 31, 2020, the Company’s outstanding warrants are as follows:

	Outstanding as of December 31, 2020	Exercise Price	Expiration Date
Class W-1 Warrant	1,125,000	$12.50	September 25, 2028
Class W-2 Warrant	1,125,000	$15.00	September 25, 2028

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

A summary of warrant activity during the Successor period October 4, 2019 through December 31, 2020 is as follows:

	Warrants	Weighted exercise price	Weighted average remaining contractual life (in years)
Outstanding as of October 4, 2019	3,150,000	$13.75	9.0
Forfeited	(900,000)	13.75	-
Outstanding as of December 31, 2019	2,250,000	$13.75	8.7
Forfeited	-	-	-
Outstanding as of December 31, 2020	2,250,000	$13.75	7.7
Exercisable	-	$-

Predecessor

Prior to the Business Combination there were 600 issued and outstanding shares of ANC Green Solutions, Inc. I.

Note 11– Share-based Compensation (Successor)

The Andover National Corporation 2019 Equity Incentive Plan (the “Plan”) provides for the issuance of incentive and non-incentive stock options, stock grants and share-based awards. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant.

As of December 31, 2020, an aggregate of 1,084,132 shares of common stock were authorized under the Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of December 31, 2020, 919,700 common shares were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at December 31, 2020.

The Company recorded total share-based compensation expense of $1.0 million and $0.2 million for the year ended December 31, 2020 and for the period October 4, 2019 to December 31, 2019, respectively.

Restricted Stock

During the year ended December 31, 2020, 10,000 shares of restricted stock vested with a weighted average grant date fair value of $10 per share. The fair market value of restricted stock vesting during the year ended December 31, 2020 was $110,000.

F-21

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units for period from October 4, 2019 through December 31, 2020:

	Units	Weighted average grant- date fair value
Unvested as of October 4, 2019	-	$-
Granted	150,000	11.00
Unvested as of December 31, 2019	150,000	$11.00
Granted	18,182	11.00
Forfeited	(13,750)	$11.00
Vested	(49,424)	11.00
Unvested as of December 31, 2020	105,008	$11.00
Total unrecognized expense remaining	$551,000
Weighted average years expected to be recognized over	1.1

The fair value of restricted stock units that vested during the year ended December 31, 2020 was approximately $0.5 million.

Note 12 – Income (Loss) Per Common Share

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the year ended December 31, 2020 (Successor) and the period October 4, 2019 through December 31, 2019 (Successor), the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

The calculations of basic and diluted income (loss) per common share are as follows:

	Year Ended	October 4, 2019
	December 31,	through
	2020	December 31, 2019
Numerator:
Net loss attributable to common shareholders	$(3,225,275)	$(1,123,755)

Denominator:
Weighted average Class A common shares outstanding	1,914,846	1,523,675
Weighted average Class B common shares outstanding	81,198	88,497
Weighted average Class A and Class B common shares outstanding- Basic	1,996,044	1,612,172
Dilutive effect of potential common shares	-	-
Weighted average Class A and Class B common shares outstanding- Diluted	1,996,044	1,612,172

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(1.62)	$(0.70)
Net loss per shares attributable to Class A and Class B Common shareholders- Diluted	$(1.62)	$(0.70)

The following potentially dilutive securities outstanding for the Successor periods ended December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	December 31,
	2020	2019
Unvested Restricted Stock Units	105,008	150,000
Unvested Restricted Stock	-	10,000
Warrants	2,250,000	2,250,000
	2,355,008	2,410,000

Note 13 – Related Party Transactions

Successor

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid approximately $79,000 and $18,400 to Mr. Cohen during the year ended December 31, 2020 and for the period of October 4, 2019 through December 31, 2019, respectively, related to this lease agreement.

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $51,000 and $12,750 during the year ended December 31, 2020 and for period of October 4, 2019 through December 31, 2019, respectively, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $38,500 during the year ended December 31, 2020 related to this agreement.

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

Predecessor

Shareholder distributions for the period of January 1, 2019 through October 3, 2019 were approximately $1.2 million.

During the period January 1, 2019 through October 3, 2019, the Company was party to a lease agreement with a shareholder of the Company. The Company paid approximately $43,000 to a shareholder during the period of January 1, 2019 through October 3, 2019 related to this lease agreement.

Note 14 – Income Taxes

Successor

The Company has accumulated net losses and has not recorded an income tax provision or benefit for the United States (U.S.) federal and state income taxes during the year ended December 31, 2020 and for period from October 4, 2019 through December 31, 2019.

		October 4, 2019
	For the Year Ended	through
	December 30, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	3.6%	3.5%
Non-controlling interest	0.0%	1.4%
Other permanent items	(0.2%)	(0.5%)
Change in valuation allowance	(24.4%)	(25.4%)
Income taxes provision (benefit)	0.0%	0.0%

Net deferred tax assets consist of the following components:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	1,334,445	663,177
Stock-based compensation	141,914	65,597
Amortization	973	-
Passthrough entity	178,676	-
Other	45	-
Total deferred income tax assets	1,656,053	728,774
Deferred tax liabilities:
Depreciation	-	-
	-	-
Valuation allowance	(1,656,053)	(728,774)
Deferred tax asset, net of allowance	-	-

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company believes that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance was applied to the deferred tax assets. The Company did not record a tax provision for the year ended December 31, 2020 and for the period October 4, 2019 through December 31, 2019, due to the Company’s estimate that the effective tax rate for each year is 0%.

Future realization depends on the Company’s future earnings, if any, the timing and amount of which are uncertain as of December 31, 2020. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in the Company’s consolidated statements of operations.

At December 31, 2020 and 2019, the Company had net operating loss carryforwards of approximately $5.6 million and $2.8 million. Federal net operating losses of approximately $5.6 million carryforward indefinitely. State operating loss carryforwards of approximately $5.4 million carry forward indefinitely.

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

All tax years remain subject to examination by major taxing jurisdictions. There have been no material income tax related interest or penalties assessed or recorded during the year ended December 31, 2020 and period October 4, 2019 through December 31, 2019.

No liability related to uncertain tax positions is reported in the Company’s consolidated financial statements.

Predecessor

Prior to the Business Combination, the Company was a Subchapter S pass-through entity for income tax purposes. Accordingly, the Company not subject to income taxes prior to the acquisition and therefore there is no tax provision related to the income.

Note 15 – Subsequent Events (Successor)

On January 20, 2021, the Company, through an indirect wholly owned subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. D/B/A Zodega-TIS Services, a Texas corporation (“Zodega Seller”), the Zodega Seller shareholders and ANC Green Solutions- Zodega, LLC, a Delaware limited liability company (“ANC Zodega”), pursuant to which, among other things, (i) the Company purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Acquired Assets”), in consideration for 51,290 shares of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement and (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega’s an undivided forty percent (49%) interest in the Acquired Assets in exchange for equity securities of ANC Zodega’s. The acquisition will be accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The accounting for this acquisition is not yet complete.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.9 million, to fund the acquisition of substantially all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.5 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 18, 2021, Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.3 million, to fund the acquisition of substantially all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.2 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 19, 2021, Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $2.2 million, to fund the acquisition of substantially all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $1.1 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 1, 2021, the Company and each of Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont and The Peter A. Cohen Revocable Trust (the “Warrant Holders”) entered into Warrant Cancellation Agreements with the Company in order to terminate the Warrants and to refund the Warrant Holders the original purchase price for the Warrants.

On March 12, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.4 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

Subsequent to December 31, 2020 the Company entered into subscription agreements with additional investors and issued and sold an aggregate of 1,075,162 shares of Class A Common Stock to such additional investors for total gross proceeds to the Company of approximately $11.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item will be filed by an amendment to this Annual Report.

Item 11. Executive Compensation

The response to this item will be filed by an amendment to this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item will be filed by an amendment to this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item will be filed by an amendment to this Annual Report.

Item 14. Principal Accountant Fees and Services

The response to this item will be filed by an amendment to this Annual Report.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Index

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.1	Amended and Restated Articles of Incorporation of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.2	Amended and Restated Certificate of Incorporation of Andover National Corporation (incorporated by reference to Appendix B to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.3	Amended and Restated Bylaws of Edgar Express, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.4	Bylaws of Andover National Corporation (incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.5	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (File No. 000-55882).
10.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.4	Form of Class W-1 Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.5	Form of Class W-2 Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.6†	Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
10.7†	Amendment No. 1 to the Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 3, 2021 (File No. 000-55882)).
10.8†*	Form of Restricted Stock Award Grant Notice and Agreement and Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan.
10.9†	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.10†	Employment Agreement between Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.11	Membership Interest Purchase Agreement dated as of October 4, 2019, by and between Andover Environmental Solutions, LLC and Heath L. Legg. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2019 (File No. 000-55882)).
10.12	Asset Purchase and Contribution Agreement, dated February 3, 2020, by and between Potter’s Professional Lawn Care, LLC and Potter’s Professional Lawn Care, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-55882)).

10.13	Asset and Equity Purchase and Contribution Agreement, dated February 28, 2020, by and among Smith’s Tree Care, LLC, Smith’s Tree Care, Inc., Utro Crane Company, LLC, Utro Crane Company, Inc. and ANC Green Solutions – Smith’s, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 000-55882)).
14.1	Code of Business Conduct and Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 000-55882)).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
99.1	Chairman’s Letter dated March 6, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2020 (File No. 000-55882)).
99.2	Chairman’s Letter dated September 23, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2020 (File No. 000-55882)).
99.3	Chairman’s Letter dated March 4, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2021 (File No. 000-55882)).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Peter A. Cohen	Chief Executive Officer and Executive Chairman of Board of Directors	March 31, 2021
Peter A. Cohen	(Principal Executive Officer)

/s/ Milun K. Patel	Chief Financial Officer	March 31, 2021
Milun K. Patel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey C. Piermont	President, Chief Operating Officer and Director	March 31, 2021
Jeffrey C. Piermont

/s/ Rehana S. Farrell	Director	March 31, 2021
Rehana S. Farrell

/s/ William Greenblatt	Director	March 31, 2021
William Greenblatt

/s/ Jules B. Kroll	Director	March 31, 2021
Jules B. Kroll

/s/ Joshua Pechter	Director	March 31, 2021
Joshua Pechter