Form 10-K/A
period 2020-12-31
Andover National Corp
filed 2021-04-28
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 15, 2021, there were 3,560,462 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2021 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing. This Amendment amends the Original Filing to include the information required by Part III of the Original Filing because we have not and will not file a definitive proxy statement within 120 days after the end of our 2020 fiscal year. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of six (6) members. The following table sets forth the names and ages of all of our directors.

Name	Age	Position
Peter A. Cohen	74	Chief Executive Officer and Executive Chairman of the Board of Directors
Jeffrey C. Piermont	40	President, Chief Operating Officer, Secretary and Director
Rehana S. Farrell	50	Director
Jules B. Kroll	79	Director
William Greenblatt	63	Director
Joshua Pechter	46	Director

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

Jules B. Kroll joined our board of directors in February 2019. Mr. Kroll currently serves as the Chairman of Kroll Bond Rating Agency. In 1972, he established Kroll Associates Inc., the prototype of a professional services firm dedicated to mitigating risk. His firm, which he sold to Marsh & McLennan Companies in 2004, ultimately reached annual revenues of $1 billion. Mr. Kroll was named “Entrepreneur of the Year” by his alma mater Cornell University in 2003 and was honored with the U.S. Entrepreneurial Award by British American Business Inc. in 2002. He is a member of the board of directors of the Managed Funds Association and currently serves as board president of the John Jay College of Criminal Justice Foundation. Mr. Kroll received a Bachelor of Arts degree from Cornell University and a Juris Doctor from Georgetown University Law Center.

William Greenblatt joined our board of directors in February 2021. Mr. Greenblatt has served as the Founder and Chairman of Montague Street Capital since April 2017. In 1986, Mr. Greenblatt founded Sterling Check, one of the pioneers of the background screening industry, and served as its chief executive officer until December 2014 and chairman of the board of directors until November 2019. Mr. Greenblatt was named “Entrepreneur of the Year” by Ernst & Young in 2006 and received the “Entrepreneur of the Year Award” from the University of Maryland in 2010. Mr. Greenblatt serves as the chairman of the board of directors of each of OpenDoctors247 and Bushwick, LLC as well as a member of the board of directors of Fairygodboss.com, Sterling Check, Remote Legal, the University of Maryland, The Benjamin Cardozo School of Law and United Jewish Appeal. Mr. Greenblatt earned a Bachelor of Arts degree from the University of Maryland and a Juris Doctor from The Benjamin Cardozo School of Law.

Joshua Pechter joined our board of directors in February 2021. Mr. Pechter has served as the Founder and Managing Partner of Cacti Asset Management and its private fund, Cacti Partners, LP, since 2001, managing over $1 billion of value equities for high net worth families, insurance companies and endowments.  Mr. Pechter has also served as a member of the board of directors of Pechter, Inc., a diversified steel manufacturing and distribution business, for the past 25 years.  Mr. Pechter earned a Bachelor of Arts degree from Pennsylvania State University and a Masters of Business Administration from Emory University.

Executive Officers

The following table sets forth certain information regarding our executive officers who were not also directors as of April 15, 2021. Our officers are appointed by, and serve at the pleasure of, our board of directors.

Name	Age	Position
Milun K. Patel	45	Chief Financial Officer

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

Board of Directors Meetings and Committees

In 2020, the board of directors held two meetings which were attended by all currently serving members of the board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2020 to (1) Peter A. Cohen, who has served as our Chief Executive Officer since October 2019, (2) Jeffrey C. Piermont, who has served as our President and Chief Operating Officer since September 2018 and (3) Milun K. Patel, who has served as our Chief Financial Officer since November 2019, who are all of our named executive officers as of December 31, 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Stock Awards (2)	All Other Compensation(3)	Total
Peter A. Cohen	2020	$25,000	$—	$—	$25,000
Chief Executive Officer	2019	$—	$440,000	$—	$440,000

Jeffrey C. Piermont	2020	$300,000	$—	$14,748	$314,748
President, Chief Operating Officer and Secretary	2019	$300,000	$385,000	$13,257	$698,257

Milun K. Patel	2020	$300,000	$200,002	$2,251	$502,253
Chief Financial Officer	2019	$50,000	$275,000	—	$325,000

(1)	In January 2021, the board of directors approved an increase in base salary for Messrs. Cohen, Piermont and Patel to $350,000, $330,000 and $330,000, respectively, in each case effective as of January 1, 2021.
(2)	Represents the aggregate grant date fair value of the awards as determined under Financial Accounting Standards Board Accounting Standards Codification Topic No. 718-20, Awards Classified as Equity (“FASB ASC Topic 718”), recognized by us for awards granted during 2020 and 2019, as applicable. For information, including assumptions, regarding the valuation of these awards refer to Note 11 to our consolidated financial statements for the period ended December 31, 2020 included in the Original Filing.
(3)	All other compensation includes the Company’s matching 401k contribution for Messrs. Piermont and Patel in 2020 and 2019.

Narrative Disclosure to Summary Compensation Table

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Jeffrey C. Piermont

On January 9, 2019, we entered into an employment agreement (the “Piermont Employment Agreement”) effective as of November 1, 2018, with Jeffrey C. Piermont for an initial term expiring on December 31, 2020, and subject to automatic renewal for successive one-year terms thereafter unless previous notice of termination is provided. The Piermont Employment Agreement provides for initial base salary of $300,000 for Mr. Piermont, as well as an annual bonus in amounts to be determined by the board of directors or a committee thereof, based on the achievement of specific objectives.  In January 2021, the board of directors approved an increase in base salary for Mr. Piermont to $330,000 effective as of January 1, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
	Number of		Market Value of
	Shares or		Units of Stock
	Units of		Units of
	Stock That		or Stock That
	Have Not		Have Not
Name	Vested (#)		Vested ($) (3)
Peter A. Cohen	26,665.56	(1)	$26,665.56

Jeffrey C. Piermont	23,333.24	(1)	$23,333.24

Milun K. Patel	16,666.60	(1)	$16,666.60
	16,666.77	(2)	$16,666.60

(1)	These restricted stock units were granted on November 25, 2019 and 8.33% of the restricted stock units vest every three months over a 36 month period from the grant date.
(2)	These restricted stock units were granted on August 20, 2020 and 8.33% of the restricted stock units vest every three months over a 36 month period from the grant date.
(3)	No market value has been computed based upon the fact that no active trading market has been established.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Director Compensation

Name	Fees earned or paid in cash	Stock awards (1)	Total
Rehana S. Farrell	$—	$—	$—

Jules B. Kroll	$—	$—	$—

William Greenblatt(2)	$—	$—	$—

Joshua Pechter(2)	$—	$—	$—

(1)	Represents the aggregate grant date fair value of the awards as determined under FASB ASC Topic 718, recognized by us for awards granted during 2020. For information, including assumptions, regarding the valuation of these awards refer to Note 11 to our consolidated financial statements for the period ended December 31, 2020 included in the Original Filing.
(2)	Messrs. Greenblatt and Pechter did not receive compensation for service as directors in 2020 as they were not appointed the board of directors until February 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about the Company’s 2019 Equity Incentive Plan (the “2019 Plan”):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	—	$—	929,752

(1)	Our 2019 Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2020 fiscal year in an amount equal to the least of (i) 5% of the outstanding shares of our common stock as of January 1 of each year, or (ii) such number of shares of our common stock as determined by our board of directors.

Summary Description of the 2019 Plan

In February 2019, the Company assumed the 2019 Plan in connection with its change of domicile to Delaware from Utah pursuant to a merger. The terms of the 2019 Plan provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance-based awards and other stock-based awards. Stock options may be granted under the 2019 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2019 Plan may be granted with terms of up to ten years. The total number of shares of our common stock initially reserved for issuance under the 2019 Plan was equal to 1,000,000. Additionally, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on each January 1, beginning with January 1, 2020, and continuing until January 1, 2029 by an amount equal to the lesser of (i) 5% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Board. As of December 31, 2020, 919,700 shares of common stock were available for future grants under the 2019 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Class A Common Stock beneficially owned as of April 15, 2021 by: (i) each of our named officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 15, 2021 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 3,560,462 shares of Class A Common Stock outstanding on April 15, 2021.

Shareholders	Shares	Percentage
Directors and Named Executive Officers
Peter A. Cohen (1)	354,009	9.8%
Jeffrey Piermont (2)	79,960	2.2%
Milun K. Patel (3)	21,899	*
Rehana S. Farrell (4)	4,375	*
Jules B. Kroll (5)	4,375	*
William Greenblatt (6)	1,250	*
Joshua Pechter (7)	55,796	1.6%
All Officers and Directors as a Group (8)	521,664	14.2%

*	Represents beneficial ownership of less than 1% of the Company’s outstanding common stock.

(1)	Mr. Cohen’s total consists of (a) 307,577 shares of Class A Common Stock, (b) 40,599 shares of Class B Common Stock convertible into 40,599 shares of Class A Common Stock and (c) 5,833 shares of Class A Common Stock underlying restricted stock units held by Mr. Cohen that will vest within 60 days of April 15, 2021. Mr. Cohen holds (a) 45,456 shares of Class A Common Stock through PENSCO Trust Company LLC, Custodian FBO Peter A. Cohen and (b)(i) 262,121 shares of Class A Common Stock and (ii) 40,599 shares of Class B Common Stock through The Peter A. Cohen Revocable Trust. Peter A. Cohen is the sole trustee of The Peter A. Cohen Revocable Trust and may be deemed to share voting and investment power over the shares held by The Peter A. Cohen Revocable Trust. Does not include 47,500 shares underlying restricted stock units that will not vest within 60 days.

(2)	Mr. Piermont’s total consists of (a) 33,674 shares of Class A Common Stock, (b) 40,599 shares of Class B Common Stock convertible into 40,599 shares of Class A Common Stock and (c) 5,417 shares of Class A Common Stock underlying restricted stock units held by Mr. Piermont that will vest within 60 days of April 15, 2021. Mr. Piermont holds (i) 9,091 shares of Class A Common Stock through PENSCO Trust Company LLC FBO Jeffrey C. Piermont and (ii) 10,000 shares of Class A Common Stock individually. Does not include 45,000 shares underlying restricted stock units that will not vest within 60 days.

(3)	Mr. Patel’s total consists of (a) 17,316 shares of Class A Common Stock and (b) 4,583 shares of Class A Common Stock underlying restricted stock units held by Mr. Patel that will vest within 60 days of April 15, 2021. Mr. Patel holds 6,900 shares of Class A Common Stock through PENSCO Trust Company LLC, Custodian FBO Milun K. Patel IRA. Does not include 40,000 shares underlying restricted stock units that will not vest within 60 days.

(4)	Ms. Farrell’s total consists of (a) 3,125 shares of Class A Common Stock and (b) 1,250 shares of Class A Common Stock underlying restricted stock units held by Ms. Farrell that will vest within 60 days of April 15, 2021. Does not include 5,625 shares underlying restricted stock units that will not vest within 60 days.

(5)	Mr. Kroll’s total consists of (a) 3,125 shares of Class A Common Stock and (b) 1,250 shares of Class A Common Stock underlying restricted stock units held by Mr. Kroll that will vest within 60 days of April 15, 2021. Does not include 5,625 shares underlying restricted stock units that will not vest within 60 days.

(6)	Mr. Greenblatt’s total consists of 1,250 shares of Class A Common Stock underlying restricted stock units held by Mr. Greenblatt that will vest within 60 days of April 15, 2021. Does not include 8,750 shares underlying restricted stock units that will not vest within 60 days.

(7)	Mr. Pechter’s total consists of (a) 54,546 shares of Class A Common Stock and (b) 1,250 shares of Class A Common Stock underlying restricted stock units held by Mr. Pechter that will vest within 60 days of April 15, 2021. Mr, Pechter holds (i) 18,182 shares of Class A Common Stock through ADJOZO, LLC, (ii) 36,364 shares of Class A Common Stock through Cacti Asset Management, LLC. Does not include 8,750 shares underlying restricted stock units that will not vest within 60 days.

(8)	See footnotes (1) through (7).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

•	On December 14, 2020, we entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, LLC, controlled by Joshua Pechter, for 18,182 shares of Class A Common Stock in exchange for $200,002 cash.

•	On February 5, 2021, we entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, LLC, controlled by Joshua Pechter, for 18,182 shares of Class A Common Stock in exchange for $200,002 cash.

•	On February 11, 2021, we entered into a subscription agreement at an offering price of $11.00 per share, with the Peter A. Cohen Revocable Trust, on behalf of Peter A. Cohen, for 45,455 shares of Class A Common Stock in exchange for $500,005 cash.

Director Independence

See “Directors, Executive Officers and Corporate Governance —Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our current independent registered public accounting firm, MaloneBailey, LLP, for the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees (1)	$125,735	$138,987
Audit Related Fees (2)	$35,000	—
Tax Fees (3)	$4,000	3,900
All Other Fees (4)	—	—
Total Fees	$164,735	$142,887

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings.

(2)	Audit-Related Fees include fees incurred for due diligence in connection with potential transactions and accounting consultations.

(3)	Tax fees would include fees for services rendered for tax compliance, tax advice, and tax planning.

(4)	All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with MaloneBailey, LLP in 2020 and 2019.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 28th day of April, 2021.

ANDOVER NATIONAL CORPORATION

By:	/s/ Peter A. Cohen
Name: Peter A. Cohen
Title: Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

/s/ Peter A. Cohen	Chief Executive Officer and Executive Chairman of Board of Directors	April 28, 2021
Peter A. Cohen	(Principal Executive Officer)

/s/ Milun K. Patel	Chief Financial Officer	April 28, 2021
Milun K. Patel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey C. Piermont	President, Chief Operating Officer and Director	April 28, 2021
Jeffrey C. Piermont

/s/ Rehana S. Farrell	Director	April 28, 2021
Rehana S. Farrell

/s/ Jules B. Kroll	Director	April 28, 2021
Jules B. Kroll

/s/ William Greenblatt	Director	April 28, 2021
William Greenblatt

/s/ Joshua Pechter	Director	April 28, 2021
Joshua Pechter

Exhibits Index

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.1	Amended and Restated Articles of Incorporation of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.2	Amended and Restated Certificate of Incorporation of Andover National Corporation (incorporated by reference to Appendix B to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.3	Amended and Restated Bylaws of Edgar Express, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2017 (File No. 333-220851).
3.4	Bylaws of Andover National Corporation (incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
3.5	Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock of Edgar Express, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (File No. 000-55882).
10.1	Stock Purchase Agreement dated as of September 25, 2018, by and among Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont, the Company, the stockholders of the Company as set forth on Schedule I attached thereto, and John D. Thomas, P.C., as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.2	Form of Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.3	Form of Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 1, 2018 (File No. 000-55882)).
10.4	Form of Class W-1 Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.5	Form of Class W-2 Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2018 (File No. 000-55882)).
10.6†	Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C filed on January 22, 2019 (File No. 000-55882)).
10.7†	Amendment No. 1 to the Andover National Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 3, 2021 (File No. 000-55882)).
10.8†	Form of Restricted Stock Award Grant Notice and Agreement and Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2021 (File No. 000-55882)).
10.9†	Employment Agreement between Andover and Mr. Daniel Schmerin, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.10†	Employment Agreement between Andover and Mr. Jeffrey Piermont, effective as of November 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2019 (File No. 000-55882)).
10.11	Membership Interest Purchase Agreement dated as of October 4, 2019, by and between Andover Environmental Solutions, LLC and Heath L. Legg. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2019 (File No. 000-55882)).
10.12	Asset Purchase and Contribution Agreement, dated February 3, 2020, by and between Potter’s Professional Lawn Care, LLC and Potter’s Professional Lawn Care, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020 (File No. 000-55882)).

10.13	Asset and Equity Purchase and Contribution Agreement, dated February 28, 2020, by and among Smith’s Tree Care, LLC, Smith’s Tree Care, Inc., Utro Crane Company, LLC, Utro Crane Company, Inc. and ANC Green Solutions – Smith’s, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 000-55882)).
14.1	Code of Business Conduct and Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 000-55882)).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
99.1	Chairman’s Letter dated March 6, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2020 (File No. 000-55882)).
99.2	Chairman’s Letter dated September 23, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2020 (File No. 000-55882)).
99.3	Chairman’s Letter dated March 4, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2021 (File No. 000-55882)).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.