Form 10-Q
period 2021-03-31
Andover National Corp
filed 2021-05-17
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 17, 2021, there were 3,564,262 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

ANDOVER NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDOVER NATIONAL CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$22,017,557	$14,302,699
Accounts receivable, net	907,799	490,987
Prepaid expenses and other current assets	179,515	49,547
Total current assets	23,104,871	14,843,233

Non-current assets:
Property and equipment, net	2,881,868	2,147,918
Right-of-use asset, net	712,765	258,523
Goodwill	12,233,524	7,913,123
Intangible assets, net	3,768,210	3,967,690
Loan receivables – related party, net	1,408,750	-
Total non-current assets	21,005,117	14,287,254

TOTAL ASSETS	$44,109,988	$29,130,487

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,207,962	$685,364
Current portion of deferred consideration	1,635,000	1,575,443
Notes payable	413,072	385,963
Lease liabilities	62,080	82,225
Total current liabilities	3,318,114	2,728,995

Non-current liabilities:
Notes payable, net of current portion	1,381,707	753,458
Lease liabilities, net of current portion	654,323	176,298
Deferred consideration, net of current portion	234,779	346,884
Total non-current liabilities	2,270,809	1,276,640

Total liabilities	5,588,923	4,005,635

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,387,592	3,265,892
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 3,551,371 and 2,416,866 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,551	2,417
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of March 31, 2021 and December 31, 2020	81	81
Additional paid-in capital	38,185,750	25,704,408
Accumulated deficit	(7,581,407)	(6,559,361)
Total stockholders' equity	30,607,975	19,147,545
Noncontrolling interest	4,525,498	2,711,415
Total equity	35,133,473	21,858,960
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$44,109,988	$29,130,487

ANDOVER NATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenues:
Revenue	$3,034,228	$1,244,380
Total revenues	3,034,228	1,244,380
Operating costs and expenses:
Cost of services provided	1,266,922	617,444
General and administrative	2,874,208	1,655,811
Sales and marketing	162,726	76,292
Total operating costs and expenses	4,303,856	2,349,547
Loss from operations	(1,269,628)	(1,105,167)
Other income (expense):
Other income	-	34,638
Forgiveness of note payable	215,059	-
Interest income	17,961	637
Interest expense	(421)	(1,453)
Total other income	232,599	33,822
Net loss	(1,037,029)	(1,071,345)
Less: Net loss attributable to noncontrolling interest	(14,983)	(5,458)
Net loss attributable to common shareholders	$(1,022,046)	$(1,065,887)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.31)	$(0.57)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.31)	$(0.57)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	3,246,719	1,883,634
Weighted average Class A and Class B Common shares outstanding- Diluted	3,246,719	1,883,634

ANDOVER NATIONAL CORPORATION

STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

The accompanying notes are an integral part of these unaudited consolidated financial statements.

					Additional		Total			Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2020	1,683,691	$1,684	81,198	$81	$17,554,713	$(3,334,086)	$14,222,392	$2,727,427	$16,949,819	$-
Impact on noncontrolling interest from acquisition of ANC Potter's	-	-	-	-	-	-	-	-	-	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith's	-	-	-	-	-	-	-		-	2,000,197
Stock-based compensation	-	-	-	-	384,965	-	384,965	-	384,965
Issuance of Class A Common Stock for vested RSUs	12,913	13	-	-	(13)	-	-	-	-	-
Issuance of Class A Common Stock for vested restricted stock	10,000	10.00	-	-	(10)	-	-	-	-	-
Issuance of Class A Common Stock in private placement, net of issuance costs	187,114	187	-	-	2,035,066	-	2,035,253	-	2,035,253	-
Distribution to noncontrolling interest	-	-	-	-	-	-	-	(200)	(200)	(116)
Net income (loss)	-	-	-	-	-	(1,065,887)	(1,065,887)	(14,954)	(1,080,841)	9,496
Balance at March 31, 2020	1,893,718	1,894	81,198	81	19,974,721	(4,399,973)	15,576,723	2,712,273	18,288,996	3,154,940

Balance at January 1, 2021	2,416,866	2,417	81,198	81	25,704,408	(6,559,361)	19,147,545	2,711,415	21,858,960	3,265,892
Impact on noncontrolling interest from acquisition of ANC Zodega	-	-	-	-	-	-	-	1,950,766	1,950,766	-

Stock-based compensation	-	-	-	-	406,303	-	406,303	-	406,303
Issuance of Class A Common Stock for vested RSUs	13,182	13	-	-	(13)	-	-	-	-	-
Repurchase of warrant issued for cash	-	-	-	-	(75,000)	-	(75,000)	-	(75,000)	-
Issuance of Class A Common Stock in private placement, net of issuance costs	1,075,162	1,075	-	-	11,585,913	-	11,586,988	-	11,586,988	-
Issuance of Class A Common Stock in Zodega transaction, net of issuance costs	46,161	46	-	-	564,139	-	564,185	-	564,185	-
Net income (loss)	-	-	-	-	-	(1,022,046)	(1,022,046)	(136,683)	(1,158,729)	121,700
Balance at March 31, 2021	3,551,371	$3,551	81,198	$81	$38,185,750	$(7,581,407)	$30,607,975	$4,525,498	$35,133,473	$3,387,592

ANDOVER NATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Amounts in thousands
	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(1,037,029)	$(1,071,345)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	364,914	191,192
Stock-based compensation	406,303	384,965
Bad debt expense	8,098	-
Forgiveness of note payable	(215,059)	-
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(366,910)	(20,675)
Prepaid expenses and other current assets	(129,968)	(99,843)
Accounts payable and accrued expenses	2,633	52,362
Net cash provided by (used in) operating activities	(967,018)	(563,344)
Cash Flows from Investing Activities:
Purchase of property and equipment	(161,084)	(195,920)
Loan receivables – related party, net	(1,408,750)	-
Acquisition of ANC Potter's, net of cash acquired	-	(1,529,280)
Acquisition of ANC Smith's, net of cash acquired	-	(1,650,515)
Acquisition of ANC Zodega, net of cash acquired	(1,211,750)	-
Net cash used in investing activities	(2,781,584)	(3,375,715)
Cash Flows from Financing Activities:
Repayment of notes payable	(48,528)	(5,966)
Repurchase of warrant issued for cash	(75,000)	-
Distribution to noncontrolling interest	-	(316)
Proceeds from the issuance shares in private placement, net of issuance costs	11,586,988	2,035,253
Net cash provided by (used in) financing activities	11,463,460	2,028,971
Net increase (decrease) in cash	7,714,858	(1,910,088)

Cash and cash equivalents, beginning of the period	14,302,699	11,407,971
Cash and cash equivalents, end of the period	$22,017,557	$9,497,883

Supplemental disclosure of cash flow information
Cash paid for interest	$421	$1,453
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issuance of Class A shares for vested RSUs	$13	$-
Shares issued in acquisition of Zodega	$564,185	$-
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$-	$146,884
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s		$1,145,363
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$-	$1,308,286
Recognition of redeemable noncontrolling interest in acquisition of ANC Smiths		$2,000,197
Recognition of deferred consideration payable in acquisition of Zodega	$341,667	$-
Recognition of non-redeemable noncontrolling interest in acquisition of ANC Zodega	$1,950,766	$-

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

On January 20, 2021, the Company, through an indirect wholly owned subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. D/B/A Zodega-TIS Services, a Texas corporation (“Zodega Seller”), the Zodega Seller shareholders and ANC Green Solutions- Zodega, LLC, a Delaware limited liability company (“ANC Zodega”), pursuant to which, among other things, (i) the Company purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Acquired Assets”), in consideration for 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement and (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega’s an undivided forty percent (49%) interest in the Acquired Assets in exchange for equity securities of ANC Zodega’s. The acquisition will be accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The accounting for this acquisition is preliminary.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.3 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 18, 2021, Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.3 million, to fund the acquisition of substantially all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.1 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 19, 2021, Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $2.0 million, to fund the acquisition of substantially all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.8 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 31, 2021. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Andover National Corporation and its consolidated subsidiaries, ANC Green Solutions I, ANC Potter’s, ANC Smith’s and ANC Zodega’s. All material inter-company balances and transactions have been eliminated.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the three months ended March 31, 2021 and 2020.

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

The following table provides a roll forward of the allowance for doubtful accounts:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Allowance for doubtful accounts, beginning of period	$27,162	$2,467
Bad debt expense	8,098	$24,411
Allowance for doubtful accounts, end of period	$35,260	$26,878

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of March 31, 2021 and December 31, 2020, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

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

As of March 31, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

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

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Lawncare and tree care service revenue	$3,025,228	$1,229,680
Franchise revenue	9,000	$14,700
Total revenue	$3,034,228	$1,244,380

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

The statement of operations for the three months ended March 31, 2021, includes $0.4 million of revenue and income from operations of $0.3 million contributed by ANC Potter.

The three months ended March 31, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to March 31, 2020. The condensed consolidated statement of operations for the three months ended March 31, 2021 and March 31, 2020, includes approximately $441,000 and $336,000 of revenue and income from operations, respectively, approximately $259,000 and $29,000, respectively, contributed by ANC Potter’s.

In the three months ended March 31, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Potter’s.

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration to be paid on the one- and two- year anniversary of the closing of acquisition. In addition, the ANC Smith acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of March 31, 2021, the Company’s preliminary estimate of the Smith Working Capital Adjustment due to Smith Seller is $0.9 million and is included in Current portion of deferred consideration on the Company’s condensed consolidated balance sheet.

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

The statement of operations for the three months ended March 31, 2021, includes $1.1 million of revenue and income from operations of $0.2 million contributed by ANC Smith’s.

The three months ended March 31, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to March 31, 2020. The condensed consolidated statement of operations for the three months ended March 31, 2020, includes approximately $320,000 of revenue and income from operations of approximately $48,000 contributed by ANC Smith.

In the three months ended March 31, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Smith’s.

ANC Zodega and subsidiaries

As described in Note 1, in January 20, 2021, the Company acquired a 51% ownership with ANC Green Solutions- Zodega, in consideration for 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC for $0.8 million cash, consisting of $0.5 million paid at closing and an aggregate of $0.3 million in deferred consideration to be paid on the one-two-and three year anniversary of the closing of acquisition.

On February 18, 2021, Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC for $0.3 million cash, consisting of $0.2 million paid at closing and an aggregate of $0.1 million in deferred consideration to be paid on the one-two-and three year anniversary of the closing of acquisition.

On February 19, 2021, Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC for $2.0 million cash, consisting of $1.6 million paid at closing and a $0.4 million promissory note.

On March 12, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly owned subsidiary Zodega Landscape Services, LLC for $0.8 million cash, consisting of $0.4 million paid at closing and a $0.4 million promissory note.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Zodega and subsidiaries (in thousands):

Purchase Price Allocation- Zodega and subsidiaries

Accounts receivable and other current assets	$58
Property and equipment	738
Right-of-use asset	501
Intangible assets	-
Goodwill	4,320
Holdback	(29)
Accounts payable and accrued expenses	(91)
Notes payable	(108)
Promissory notes	(820)
Lease liability	(501)
Deferred cash consideration	(341)
Non-controlling interest in Zodega Subsidiaries	(1,951)
Stock purchase price	564
Cash purchase price, net of cash acquired	$1,212

The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how and is expected to be deductible for income tax purposes.

The ANC Zodega acquisition resulted in a noncontrolling interest. The acquisition-date fair value of the noncontrolling interest was determined using a market approach based on the transaction price observed in the ANC Zodega’s acquisition.

The three months ended March 31, 2021 includes the operations of Zodega Landscape Services, LLC for the period from January 20, 2021, the date of acquisition, to March 31, 2021, the operations of Zodega Landscape Services, LLC - Texas Seasons for the period from January 26, 2021, the date of acquisition, to March 31, 2021, the operations of Zodega Landscape Services, LLC - Greentex Landscaping from February 18, 2021, the date of acquisition, to March 31, 2021, the operations of Zodega Landscape Services, LLC - C.J.’s Yardworks, Inc. from February 19, 2021, the date of acquisition, to March 31, 2021, the operations of Zodega Landscape Services, LLC - Lillard Lawn & Landscaping, Inc. from March 12, 2021, date of acquisition, to March 31, 2021. The consolidated statement of operations for the three months ended March 31, 2021, includes revenue of approximately $0.9 million and loss from operations of approximately $0.2 million.

In the three months ended March 31, 2021, the Company incurred approximately $0.2 million of transaction costs related to the acquisition of ANC Zodega and Subsidiaries.

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the ANC Potters, ANC Smith and ANC Zodega and Subsidiaries’ acquisition discussed above as if it had occurred on January 1, 2020. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the ANC Zodega and Subsidiaries’ acquisition had been completed on January 1, 2020, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company and does not include the pro forma effect of the other business combinations which occurred during the periods presented.

	Three months ended
	March 31,	March 31,
	2021	2020
Total revenue	$3,618,709	$4,106,873
Net loss	(1,036,694)	(642,046)

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2021 and March 31, 2020 include the elimination of transaction costs of approximately $0.2 million. See the MD&A section for further discussion on the Company’s combined results of operations.

Note 5- Property and Equipment

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Vehicles	$503,399	$469,399
Equipment	2,680,479	1,815,095
Land	174,585	174,585
Buildings	51,947	51,947
Leasehold improvements	66,886	66,886
Office equipment	5,892	5,892
Total property and equipment	3,483,188	2,583,804
Less: Accumulated depreciation	(601,320)	(435,886)
Property and equipment, net	$2,881,868	$2,147,918

Depreciation expense was $165,434 for the three months ended March 31, 2021 and $54,114 for the three months ended March 31, 2020.

Note 6- Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2021 consists of the following:

Balance at December 31, 2020	$7,913,123
Acquisition of Zodega subsidiaries	$4,320,401
Balance at March 31, 2021	$12,233,524

As of March 31, 2021 and December 31, 2020, the Company’s intangible assets consisted of the following:

	Weighted average	March 31, 2021
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	7.5	$932,000	$(157,448)	$774,552
Customer relationships	5.7	3,289,000	(757,217)	2,531,783
Non-compete agreements	6.6	564,000	(102,125)	461,875
		$4,785,000	$(1,016,790)	$3,768,210

	Weighted average	December 31, 2020
	amortization period (in years)	Gross	Accumulated Amortization	Net
Tradenames	7.5	$932,000	$(125,708)	$806,292
Customer relationships	5.7	3,289,000	(611,709)	2,677,291
Non-compete agreements	6.6	564,000	(79,893)	484,107
		$4,785,000	$(817,310)	$3,967,690

Amortization expense was $0.2 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2021 (excluding the three months ended March 31, 2021)	598,439
2022	797,920
2023	797,920
2024	781,670
2025	535,087
Thereafter	257,174

Note 7- Leases

The Company leases facilities under agreements classified as operating leases that expire in 2022, 2023 and 2024. The Company’s leases include renewal options; however, renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. The Company does not act as a lessor or have any leases classified as financing leases.

In connection with the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company assumed lease agreements with third party vendors. The leases resulted in a $0.5 right of use asset and a $0.5 lease liabilities.

At March 31, 2021 and December 31, 2020, the Company had operating lease liabilities of $0.7 million and $0.3 million, respectively, and right of use assets of $0.7 million and $0.3 million, respectively.

Lease expenses during the three months ended March 31, 2021 and March 31, 2020 are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating leases
Operating lease cost	$54,696	$19,750
Operating lease expense	54,696	19,750
Short-term lease rent expense	14,435	19,974
Total rent expense	$69,131	$39,724

The weighted-average remaining lease term as of March 31, 2021 was 2.8 years. The weighted-average discount rate was 6%.

Supplemental cash flow information related to the Company’s leases is as follows:

The Company’s future maturity of its operating lease liability is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating leases
Operating cash flows from operating leases	$43,120	$19,750

Lease Maturity

2021 (excluding the three months ended March 31, 2021)	228,505
2022	282,805
2023	217,736
2024	50,867
2025	-
Thereafter	-
Total	779,913
Less: Interest	(63,510)
Present value of lease liabilities	$716,403

Note 8 – Accounts Payable and Accrued Liabilities

As of March 31, 2021 and December 31, 2020, the Company’s accounts payable and accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$974,202	$317,038
Accrued professional fees	162,715	197,597
Accrued franchise tax	-	77,600
Accrued payroll	4,339	26,423
Due to noncontrolling interest	66,706	66,706
Accounts payable and accrued liabilities	$1,207,962	$685,364

Current portion of deferred consideration	$(1,635,000)	$(1,575,443)
Deferred consideration, net of current portion	$(234,779)	$(346,884)

Note 9 – Notes Payable

Notes payable consists of the following:

	March 31, 2021	December 31, 2020
Equipment notes	$1,631,492	$761,075
PPP loans	163,287	378,346.00
	1,794,779	1,139,421
Less: current portion of Notes Payable	(413,072)	(385,963)
Notes payable, net of current portion	$1,381,707	$753,458

Equipment notes

During the year ended December 31, 2020, ANC Smith’s entered into secured loan agreements with an aggregate principal balance of $0.7 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 2.85% and are due to be repaid in monthly installments over their five year terms.

ANC Potters is party to equipment loan agreements, the proceeds of which were used to purchase certain equipment and a truck. The loans have remaining terms ranging from less than one year to four years and bear a weighted average annual interest rate of 4.5%.

ANC Zodgea assumed secured loan agreements, as part of the acquisition discussed in Note1, with an aggregate principal balance of $0.1 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 6% and are due to be repaid in monthly installments over the three year terms.

During the three months ended March 31, 2021 and March 31, 2020, the Company made aggregate principal payments of approximately $0.05 million and $5,966, respectively.

PPP loans

In April 2020, ANC Green Solutions I, ANC Potter’s and ANC Smith’s each qualified for and received a loan (the “PPP Loans”) pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act, from qualified lenders. The PPP Loans bear interest at a fixed rate of 1.0% per annum, have terms of two years, and are unsecured and guaranteed by the SBA. The principal amounts of the PPP Loans are subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the borrower.

During the twelve months ended December 31, 2020, the Company applied for forgiveness of the PPP Loans with respect to these covered expenses. ANC Smith’s forgiveness application was accepted in November 2020 and the Company recognized $0.2 million in Other income on its consolidated statement of operations.

In March 2021, ANC Potter’s PPP loan forgiveness application was accepted and the Company recognized $0.2 million in Other income on its consolidated statement of operations.

In April 2021, ANC Green Solutions I’s PPP loan forgiveness application was accepted and the Company expects to recognize $0.2 million in Other income on its consolidated statement of operations in the second quarter of 2021.

Note 10 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of March 31, 2021 and March 31, 2020. No shares of preferred stock were issued or are outstanding as of March 31, 2021 and March 31, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of March 31, 2021 and March 31, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock. Both classes of common stock qualify for and share equally in dividends, if declared by the Company’s Board of Directors. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company, after rights of the holders of the preferred stock, if any, have been satisfied.

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

During the three months ended March 31, 2021, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in private placements, issued and sold to the accredited investors an aggregate of 1,075,162 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $11.8 million and net proceeds of $11.6 million. In addition, 13,182 shares were issued for vested restricted stock units with a fair market value of $11 per share and total fair value of $0.1 million.

As noted in Note 1,  the Company purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets in consideration for 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement.

As of March 31, 2021 and December 31, 2020, there were 3,551,371 and 2,416,866 shares of Class A Common Stock outstanding, respectively.

During the three months ended March 31, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 187,114 shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $2,035,253.

As of March 31, 2020 there were 1,893,718 shares of Class A Common Stock outstanding.

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

As of March 31, 2021 and December 31, 2020, there are 81,198 shares of Class B Common Stock outstanding.

Warrants

As of March 31, 2021, the Company had no outstanding warrants.

The Class W-1 and Class W-2 warrants, (together, the “Warrants”) were issued by the Successor Company and were fully vested. On February 1, 2021, all outstanding Warrants were terminated and a refund of $75,000 was returned to the Warrant Holders for the original purchase price for the Warrants.

A summary of warrant activity during the Successor period October 4, 2019 through March 31, 2021 is as follows:

	Warrants	Weighted exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020	2,250,000	$13.75	7.70
Forfeited	(2,250,000)	$13.75	-
Outstanding as of March 31, 2021	-	$-	$-

Note 11 – Share-based Compensation

The Andover National Corporation 2019 Equity Incentive Plan (the “Plan”) provides for the issuance of incentive and non-incentive stock options, stock grants and share-based awards. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant.

As of March 31, 2021 an aggregate of 1,705,028 shares of common stock were authorized under the Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of March 31, 2021, 1,411,095 shares of common stock were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at March 31, 2021.

The Company recorded total share-based compensation expense of $0.4 million and $0.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units through March  31, 2021:

	Units	Weighted average grant-date fair value
Unvested as of December 31, 2020	105,008	$11.00
Granted	139,500	11.00
Vested	(13,182)	$11.00
Unvested as of March 31, 2021	231,326	$11.00
Total unrecognized expense remaining	$1,603,000
Weighted average years expected to be recognized over	1.1

The fair value of restricted stock units that vested during the three months ended March 31, 2021 was approximately $0.1 million.

Note 12 – Income (Loss) Per Common Share

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the three months ended March 31, 2021 and March 31, 2020, the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

The calculations of basic and diluted income (loss) per common share are as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders	$(1,022,046)	$(1,065,887)

Denominator:
Weighted average Class A common shares outstanding	3,165,521	1,802,436
Weighted average Class B common shares outstanding	81,198	81,198
Weighted average Class A and Class B common shares outstanding- Basic	3,246,719	1,883,634
Dilutive effect of potential common shares	-	-
Weighted average Class A and Class B common shares outstanding- Diluted	3,246,719	1,883,634

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.31)	$(0.57)
Net loss per shares attributable to Class A and Class B Common shareholders- Diluted	$(0.31)	$(0.57)

The following potentially dilutive securities outstanding for the Successor periods ended March 31, 2021 and December 31, 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	March 31, 2021	December 31, 2020
Unvested Restricted Stock Units	231,326	105,008
Warrants	-	2,250,000
	231,326	2,355,008

Note 13 – Related Party Transactions

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid approximately $18,000 and $79,000 to Mr. Cohen during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, related to this lease agreement.

On February 1, 2021, the Company and each of Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont and The Peter A. Cohen Revocable Trust (the “Warrant Holders”) entered into Warrant Cancellation Agreements in order to terminate the Warrants and to refund the Warrant Holders the original purchase price for the Warrants.

On February 4, 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, for 18,182 shares of Class A Common Stock in exchange for $200,000 cash.

On February 11, 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 45,455 shares of Class A Common Stock in exchange for $500,000 cash.

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $12,750 and $51,000 during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $10,500 and $38,500 during the three months ended March 31,2021 and the year ended December 31, 2020 related to this agreement.

In January 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share with The Brandon T. Greenlatt, 2015 Trust, The Maggie S. Greenlatt, 2015 Trust, and The Steven J. Greenblatt 2015 Trust for 109,090 shares of Class A Common Stock each in exchange for an aggregate of $3,599,970 cash.

In connection with the funding of the capital calls for the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company entered into unsecured promissory note agreements with Litton Enterprises Inc. for $1.4 million. The promissory note agreements bear interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

Note 14 – Subsequent Events

Subsequent to March 31, 2021 the Company entered into subscription agreements with additional investors and issued and sold an aggregate of 12,891 shares of Class A Common Stock to such additional investors for total gross proceeds to the Company of approximately $0.1 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

	Three Months Ended	Three Months Ended	Increase
	March 31,	March 31,	(Decrease)
	2021	2020	in Dollars
Revenue	$3,034,228	$1,244,380	$1,789,848
Operating costs and expenses:
Costs of services provided	1,266,922	617,444	649,478
General and administrative expenses	2,874,208	1,655,811	1,218,397
Sales and marketing	162,726	76,292	86,434
Total operating costs and expenses	4,303,856	2,349,547	1,954,309
Income (loss) from operations	(1,269,628)	(1,105,167)	(164,461)
Other income	232,599	33,822	198,777
Net income (loss)	$(1,037,029)	$(1,071,345)	$34,316

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $3 million during the three months ended March 31, 2021 as compared to revenue of $1.2 million during the three months ended March 31,2020. The increase in revenue was primarily attributable to the acquisition of ANC Zodega and a full quarter of revenue from ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $2.4 million for the three months ended March 31, 2021.

The proforma revenue numbers in Note 4, are lower in the three months ended March 31, 2021 compared to March 31, 2020 due to extremely cold weather conditions in Texas and parts of the Southeast United States in February 2021. The Zodega subsidiaries in Texas were most affected, with limited operations for a three-week period and as a result experienced a sharp reduction in revenue booked during this time. All businesses impacted saw a normalization in activity by the end of March 2021.

Costs of services provided

Costs of services provided represent costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the three months ended March 31, 2021 increased $0.6 million as compared to costs of services provided in the three months ended March 31, 2020 primarily due to the acquisitions of ANC Zodega and a full quarter of ANC Potter’s and ANC Smith’s costs. ANC Zodega, ANC Potter’s and ANC Smith’s combined costs of services provided were approximately $1.0 million for the three months ended March 31, 2021.

General and administrative expenses

General and administrative expenses were $2.9 million during the three months ended March 31, 2021 as compared to $1.7 million during the three months ended March 31, 2020. The increase was attributable to the inclusion of expenses primarily associated with compensation and benefits and professional fees during the three months ended March 31, 2021, and the acquisition of ANC-Zodega.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $86,000 during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, which was primarily attributable to ANC Zodega, ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) of approximately $233,000 during the three months ended March 31, 2021 includes $200,000 of other income related to forgiveness of a PPP loan and investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) was $35,000 during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $22.0 million and total equity of $35.1 million. Net working capital was $20.0 million.

Our principal capital requirements are to fund our working capital needs and to make investments in line with our business strategy. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, cash flows from operations and financing activities. In addition, as a public company, we may from time to time access the capital markets through the offering and sale of our securities. However, there can be no assurance that any such alternative sources would be available or sufficient. We believe that future operating cash flows, together with cash on hand will be sufficient to meet our future operating and capital expenditure cash requirements for the next twelve month.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(967,018)	$(563,344)
Net cash used in investing activities	(2,781,584)	(3,375,715)
Net cash provided by (used in) financing activities	11,463,460	2,028,971

Operating Activities

During the three months ended March 31, 2021 , cash used in operating activities was $1.0 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.4 million, depreciation and amortization expense of $0.3 million and changes in operating assets and liabilities. During the three months ended March 31, 2020, cash used in operating activities was $0.6 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.4 million, depreciation and amortization expense of $0.2 million and changes in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2021, we used $2.6 million of cash in investing activities primarily as a result of our acquisition of ANC Zodega and the subsidiaries, and the purchase of property and equipment for $0.2 million. During the three months ended March 31, 2020, we used $3.4 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively.

Financing Activities

During the three months ended March 31, 2021, $11.8 million of cash was provided by financing activities, primarily from the proceeds from the issuance of shares in private placements and associated issuance costs of $0.3 million. During the three months ended March 31, 2020, $2.0 million of cash was provided by financing activities from the issuance of shares in a private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We have deferred purchase consideration associated with the acquisitions of ANC Green Solutions I, ANC Potter’s, ANC Smith’s and ANC Zodega of approximately $1.9 million in aggregate, of which $1.5 million is payable within the next twelve months and $0.4 million is classified as a long term obligation.

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and trucks. As of March 31, 2021 and December 31, 2020, $1.7 million and $1.1, respectively, was outstanding under the loan agreements. The loans have remaining terms ranging from 1 year to 5.2 years.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Our accounting policies are described in Note 2 to our audited financial statements for 2020 appearing in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of March 31, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1	Form of Warrant Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021)
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021)
10.3	Amendment No. 1 to the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021)
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Periodic Report by Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Chairman’s Letter dated March 4 , 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: May 17, 2021	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer

Date: May 17, 2021	By:	/s/ Milun K. Patel
Milun K. Patel
Chief Financial Officer
Principal Financial and Accounting Officer