Form 10-Q
period 2021-06-30
Andover National Corp
filed 2021-08-16
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55882

ANDOVER NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-2216345
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Avenue of the Americas, Suite 2000, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 871-3333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, there were 3,588,694 shares of Class A Common Stock, and 81,198 shares of Class B Common Stock, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

●	our history of, and expectation of future, losses;
●	our limited operating history;
●	the success of our growth strategy;
●	our ability to generate revenue or achieve profitability;
●	our ability to identify and successfully integrate acquisitions;
●	our ability to obtain additional financing on acceptable terms, if at all;
●	our ability to attract and retain key personnel, including our strategic operating partners;
●	general business, financial market and economic conditions;
●	the impact on our business and the overall economy of public health epidemics, including the recent coronavirus pandemic;
●	competition in the markets in which we operate;
●	seasonality of our operating businesses and the impact of weather conditions;
●	costs of raw materials, fuel prices and wages;
●	product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers;
●	fluctuations in new commercial and residential construction and housing sectors;
●	our ability to attract, retain and maintain positive relations with our employees;
●	compliance with government regulations;

●	the marketability of our Class A Common Stock;
●	the volatility of the price of our Class A Common Stock;
●	public company costs; and
●	our lack of effective internal controls.

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

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020	5

	Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 (unaudited) and for the six months ended June 30, 2021 and 2020 (unaudited)	6

	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 and 2020 (unaudited) and for the six months ended June 30, 2021 and 2020 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	9

	Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures

ANDOVER NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$20,673,240	$14,302,699
Accounts receivable, net	1,771,077	490,987
Prepaid expenses and other current assets	443,383	49,547
Total current assets	22,887,700	14,843,233

Non-current assets:
Property and equipment, net	3,145,230	2,147,918
Right of use assets, net	648,749	258,523
Goodwill	12,233,524	7,913,123
Intangible assets, net	3,568,731	3,967,690
Loans receivable – related party, net	1,408,750	—
Total non-current assets	$21,004,984	$14,287,254

TOTAL ASSETS	$43,892,684	$29,130,487

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,264,379	685,364
Current portion of deferred consideration	888,335	1,575,443
Notes payable	227,032	385,963
Lease liabilities	200,792	82,225
Total current liabilities	2,580,538	2,728,995

Non-current liabilities
Notes payable, net of current portion	1,861,135	753,458
Lease liabilities, net of current portion	457,666	176,298
Deferred consideration, net of current portion	227,662	346,884
Total long-term liabilities	2,546,463	1,276,640

Total liabilities	5,127,001	4,005,635

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,495,180	3,265,892
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	—	—
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 3,588,694 and 2,416,866 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	3,589	2,417
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	81	81
Additional paid-in capital	38,756,907	25,704,408
Accumulated deficit	(8,281,506)	(6,559,361)
Total stockholders' equity	30,479,071	19,147,545
Noncontrolling interest	4,791,432	$2,711,415
Total equity	$35,270,503	$21,858,960
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$43,892,684	$29,130,487

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Revenue	$5,359,386	$2,078,823	$8,393,614	$3,323,203
Total revenue	5,359,386	2,078,823	8,393,614	3,323,203
Operating costs and expenses
Cost of services provided	1,293,202	1,143,034	2,560,124	1,760,478
General and administrative	4,396,453	1,707,289	7,270,661	3,363,100
Sales and marketing	196,939	45,486	359,665	121,778
Total operating costs and expenses	5,886,594	2,895,809	10,190,450	5,245,356
Loss from operations	(527,208)	(816,986)	(1,796,836)	(1,922,153)

Other Income (expense):
Other income	38,794	338	38,794	34,976
Forgiveness of note payable	167,287	—	382,346	—
Interest income	2,661	2,128	20,622	2,765
Interest expense	(8,111)	(3,100)	(8,532)	(4,553)
Total other income (expense):	200,631	(634)	433,230	33,188
Net loss	(326,577)	(817,620)	(1,363,606)	(1,888,965)
Less: Net income (loss) attributable to noncontrolling interest	373,522	(17,743)	358,539	(23,201)
Net loss attributable to common shareholders	$(700,099)	$(799,877)	$(1,722,145)	$(1,865,764)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.19)	$(0.40)	$(0.50)	$(0.96)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.19)	$(0.40)	$(0.50)	$(0.96)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic	3,652,024	1,987,768	3,450,491	1,935,701
Weighted average Class A and Class B Common shares outstanding- Diluted	3,652,024	1,987,768	3,450,491	1,935,701

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at March 31 , 2021	3,551,371	$3,551	81,198	$81	$38,185,750	$(7,581,407)	$30,607,975	$4,525,498	$35,133,473	$3,387,592
Stock-based compensation	—	—	—	—	429,335	—	429,335	—	429,335	—
Issuance of Class A Common Stock for vested RSU's	24,432	25	—	—	(25)	—	—	—	—	—
Issuance of Class A Common Stock in private placement, net of issuance costs	12,891	13	—	—	141,847	—	141,860	—	141,860	—
Net income (loss)	—	—	—	—	—	(700,099)	(700,099)	265,934	(434,165)	107,588
Balance at June 30, 2021	3,588,694	$3,589	81,198	$81	$38,756,907	$(8,281,506)	$30,479,071	$4,791,432	$35,270,503	$3,495,180

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2021	2,416,866	$2,417	81,198	$81	$25,704,408	$(6,559,361)	$19,147,545	$2,711,415	$21,858,960	$3,265,892
Impact on noncontrolling interest from acquisition of ANC Zodega	—	—	—	—	—	—	—	1,950,766	1,950,766	—
Stock-based compensation	—	—	—	—	835,638	—	835,638	—	835,638	—
Issuance of Class A Common Stock for vested RSU's	37,614	38	—	—	(38)	—	—	—	—	—
Repurchase of warrant issued for cash	—	—	—	—	(75,000)	—	(75,000)	—	(75,000)	—
Issuance of Class A Common Stock in private placement, net of issuance costs	1,088,053	1,088	—	—	11,727,760	—	11,728,848	—	11,728,848	—
Issuance of Class A Common Stock in Zodega transaction, net of issuance cost	46,161	46	—	—	564,139	—	564,185	—	564,185	—
Net income (loss)	—	—	—	—	—	(1,722,145)	(1,722,145)	129,251	(1,592,894)	229,288
Balance at June 30, 2021	3,588,694	$3,589	81,198	$81	$38,756,907	$(8,281,506)	$30,479,071	$4,791,432	$35,270,503	$3,495,180

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid In	Accumulated	Stockholders'	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at March 31, 2020	1,893,718	1,894	81,198	81	19,974,721	(4,399,973)	15,576,723	2,712,273	18,288,996	3,154,940
Stock-based compensation	—	—	—	—	197,335	—	197,335	—	197,335	—
Issuance of Class A Common Stock for vested RSU's	11,664	12	—	—	(12)	—	—	—	—	—
Issuance of Class A Common Stock in private placement, net of issuance costs	18,000	18	—	—	198,003	—	198,021	—	198,021	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(62)
Net loss	—	—	—	—	—	(799,877)	(799,877)	(15,414)	(815,291)	(2,329)
Balance at June 30, 2020	1,923,382	1,924	81,198	81	20,370,047	(5,199,850)	15,172,202	2,696,859	17,869,061	3,152,549

	Class A		Class B		Additional		Total	Non-		Redeemable
	Common Stock		Common Stock		Paid In	Accumulated	Stockholders'	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2020	1,683,691	1,684	81,198	81	17,554,713	(3,334,086)	14,222,392	2,727,427	16,949,819	—
Impact on noncontrolling interest from acquisition of ANC Potter's	—	—	—	—	—	—	—	—	—	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith's	—	—	—	—	—	—	—	—	—	2,000,197
Stock-based compensation	—	—	—	—	582,301	—	582,301	—	582,301	—
Issuance of Class A Common Stock for vested RSU's	24,577	25	—	—	(25)	—	—	—	—	—
Issuance of Class A Common Stock for vested restricted stock	10,000	10	—	—	(10)	—	—	—	—	—
Issuance of Class A Common Stock in private placement, net of issuance costs	205,114	205	—	—	2,233,068	—	2,233,273	—	2,233,273	—
Distributed to noncontrolling interest	—	—	—	—	—	—	—	(200)	(200)	(178)
Net income (loss)	—	—	—	—	—	(1,865,764)	(1,865,764)	(30,368)	(1,896,132)	7,167
Balance at June 30, 2020	1,923,382	1,924	81,198	81	20,370,047	(5,199,850)	15,172,202	2,696,859	17,869,061	3,152,549

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Six Months Ended June 30,
	2021	2020
	Unaudited
Cash Flows from Operating Activites
Net loss	$(1,363,606)	$(1,888,965)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	739,236	504,405
Stock-based compensation	835,638	582,301
Bad debt expense	34,976	—
Forgiveness of note payable	(382,346)	—
Loss on disposal of fixed asset	—	42,395
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(1,256,806)	43,651
Prepaid expenses and other current assets	(393,836)	(182,502)
Accounts payable and accrued expenses	381,867	(367,363)
Right of use assets and lease liabilities, net	9,709	—
Net cash used in operating activities	(1,395,168)	(1,266,078)

Cash Flows from Investing Activities
Purchases of property and equipment	(522,108)	(509,264)
Loan receivables – related party, net	(1,408,750)	—
Acquisition of ANC Potter's, net of cash acquired	—	(1,529,280)
Acquisition of ANC Smith's, net of cash acquired	—	(1,651,114)
Acquisition of ANC Zodega, net of cash acquired	(1,212,377)	—
Net cash used in investing activities	(3,143,235)	(3,689,658)

Cash Flows from Financing Activities
Proceeds from notes payable	558,617	658,741
Repayment of notes payable	(155,524)	(15,113)
Payment of deferred consideration- ANC Smith Acquisition	(947,997)	—
Payment of deferred consideration- ANC Green Solutions I Acquisition	(200,000)	—
Repurchase of warrant issued for cash	(75,000)	—
Distribution to noncontrolling interest	—	(378)
Proceeds from the issuance of shares in private placement, net of issuance costs	11,728,848	2,233,273
Net cash provided by financing activities	10,908,944	2,876,523
Net increase (decrease) in cash	6,370,541	(2,079,213)

Cash and cash equivalents, beginning of period	14,302,699	11,407,971
Cash and cash equivalents, end of period	$20,673,240	$9,328,758

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$8,532	$4,553
Cash paid for income taxes		$—
Non-cash investing and financing activities
Capital expenditures in accounts payable	$77,180	$13,348
Issuance of Class A shares for vested RSU's	$38	$—
Shares issued in acquisition of Zodega	$564,185
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$—	$146,844
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$—	$1,145,363
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$—	$1,275,443
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$—	$2,000,197
Recognition of deferred consideration payable in acquisition of ANC Zodega	$341,667	$—
Recognition of non-redeemable noncontrolling interest in acquisition of ANC Zodega	$1,950,766	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Andover National Corporation, (the “Company”) was organized in the State of Utah on July 11, 2007, and reincorporated on March 20, 2014. Effective February 14, 2019, the Company completed a change of domicile to Delaware from Utah (the “Reincorporation”) by means of a merger of the Company with and into the Company’s wholly-owned subsidiary, Andover National Corporation, a Delaware corporation (“Andover”).

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

On January 20, 2021, the Company, through an indirect wholly-owned subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the "Zodega Purchase Agreement") with Litton Enterprises Inc. D/B/A Zodega-TIS Services, a Texas corporation ("Zodega Seller"), the Zodega Seller shareholders and ANC Green Solutions-Zodega, LLC, a Delaware limited liability company ("ANC Zodega"), pursuant to which, among other things, (i) the Company purchased an undivided fifty-one percent (51)% interest in all of Zodega Seller's right, title and interest in and to all of Zodega Seller's property and assets (the "Acquired Assets"), in consideration for 46,161 shares of the Company's Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement and (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega's an undivided forty percent (49)% interest in the Acquired Assets in exchange for equity securities of ANC Zodega's. The acquisition was accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The accounting for this acquisition is preliminary.

On January 26, 2021, the Company's subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Texas Seasons Corporation through the Company's indirect subsidiary and ANC Zodega's wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.3 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 18, 2021, the Company's subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.3 million, to fund the acquisition of substantially all of the assets and property of Greentex Landscaping Inc., through the Company's indirect subsidiary and ANC Zodega's wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.1 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 19, 2021, the Company's subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $2.0 million, to fund the acquisition of substantially all of the assets and property of C.J.'s Yardworks, Inc. through the Company's indirect subsidiary and ANC Zodega's wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.8 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On March 12, 2021, the Company's subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company's indirect subsidiary and ANC Zodega's wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.2 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

Note 2  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 31, 2021. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it has a controlling financial interest. For consolidated entities that are less than wholly-owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s consolidated balance sheets and consolidated statement of equity and redeemable noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in the Company’s unaudited consolidated statement of operations.

The accompanying unaudited consolidated financial statements include the accounts of Andover National Corporation and its consolidated subsidiaries, ANC Green Solutions I, ANC Potter’s, ANC Smith's and ANC Zodega's.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2021 and 2020.

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

The following table provides a roll forward of the allowance for doubtful accounts:

	Six Months Ended
	June 30, 2021	June 30, 2020
Allowance for doubtful accounts, beginning of period	$27,162	$2,467
Bad debt expense	34,976	16,872
Allowance for doubtful accounts, end of period	$62,138	$19,339

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of June 30,2021 and December 31, 2020, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

As of June 30, 2021, and December 31, 2020, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

Recent Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Three Months Ended
	June 30, 2021	June 30, 2020
Lawncare and tree care service revenue	$5,326,095	$2,052,811
Franchise revenue	33,291	26,012
Total revenue	$5,359,386	$2,078,823

	Six Months Ended
	June 30, 2021	June 30, 2020
Lawncare and tree care service revenue	$8,351,323	$3,282,491
Franchise revenue	42,291	40,712
Total revenue	$8,393,614	$3,323,203

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

Note 4- Business Combination

ANC Green Solutions Potter’s

As described in Note 1, on February 3, 2020, the Company acquired a 60% membership interest in ANC Potter’s for $1.68 million in cash, consisting of approximately $1.5 million paid at closing and $0.147 million in deferred consideration to be paid on the two-year anniversary of the closing of the acquisition.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Potter’s (in thousands):

Total purchase price	$1,529

Assets acquired:
Accounts receivable and other current assets	107
Property and equipment	234
Right-of-use asset	113
Identifiable intangible assets	1,285
Total assets acquired	$1,739

Liabilities assumed:
Accounts payable and accrued liabilities	$84
Lease liability	113
Notes payable	139
Deferred cash consideration	147
Non-controlling interest in ANC Green Solutions- Potters	1,145
Total liabilities assumed	$1,628
Estimated fair value of net assets acquired:	$111

Goodwill	$1,418

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

The consolidated statement of operations for the three months ended June 30, 2021 includes approximately $553,476 and $52,142 of revenue and net income, respectively. The consolidated statement of operations for the six months ended June 30, 2021 includes approximately $994,813 and $310,983 of revenue and income respectively, contributed by ANC Potter’s.

The six months ended June 30, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to June 30, 2020. The consolidated statement of operations for the three months ended June 30, 2020 includes approximately $517,000 and $19,000 of revenue and net income, respectively. The consolidated statement of operations for the six months ended June 30, 2020 includes approximately $852,000 and $19,000 of revenue and income respectively, contributed by ANC Potter’s.

In the six months ended June 30, 2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Potter’s.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration to be paid on the one- and two-year anniversary of the closing of the acquisition. In addition, the ANC Smith’s acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of June 30, 2021, the Company settled the Smith Working Capital Adjustment due to Smith Seller for $1.08 million.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Smith’s (in thousands):

Total purchase price	$1,651

Assets acquired:
Accounts receivable and other current assets	167
Property and equipment	1,117
Identifiable intangible assets	1,537
Total assets acquired	$2,821

Liabilities assumed:
Accounts payable and accrued liabilities	$80
Deferred cash consideration	1,276
Non-controlling interest in ANC Green Solutions - Smith	2,000
Total liabilities assumed	$3,356
Estimated fair value of net assets acquired:	$(535)

Goodwill	$2,186

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

The consolidated statement of operations for the three months ended June 30,2021 includes approximately $1,279,032 and $334,524 of revenue and net income, respectively. The consolidated statement of operations for the six months ended June 30, 2021 includes approximately $2,368,805 and $497,622 of revenue and income from operations respectively, contributed by ANC Smith’s.

The six months ended June 30, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to June 30, 2020. consolidated statement of operations for the three and six months ended June 30, 2020, includes revenue of approximately $0.8 million and $1.1 million, respectively, and net income (loss), including amortization expense, of approximately $(24,000) and $1,000, respectively contributed by ANC Smith’s.

In the six months ended June 30,2020, the Company incurred $96,000 of transaction costs related to the acquisition of ANC Smith’s.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ANC Zodega and subsidiaries

As described in Note 1, on January 20, 2021, the Company acquired a 51% membership interest in ANC Green Solutions- Zodega, in exchange for consideration of 46,161 shares of the Company's Class A common stock, with a value of approximately $0.6 million.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $0.8 million cash, consisting of $0.5 million paid at closing and an aggregate of $0.3 million in deferred consideration to be paid on the one-two-and three year anniversary of the closing of the acquisition.

On February 18, 2021,the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $0.3 million cash, consisting of $0.2 million paid at closing and an aggregate of $0.1 million in deferred consideration to be paid on the one-two-and three year anniversary of the closing of the acquisition.

On February 19, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $2.0 million, consisting of $1.6 million paid at closing and a $0.4 million promissory note.

On March 12, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $0.8 million, consisting of $0.4 million paid at closing and a $0.4 million promissory note.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for all of the acquisitions of ANC Zodega and subsidiaries (in thousands):

Purchase Price Allocation- Zodega and subsidiaries

Stock purchase price	564
Cash purchase price, net of cash acquired	1,212
Total purchase price	$1,776
Assets acquired:
Accounts receivable and other current assets	58
Property and equipment	738
Right-of-use asset	501
Total assets acquired
$1,297
Liabilities assumed:
Holdback	$29
Accounts payable and accrued expenses	91
Notes payable	108
Promissory notes	820
Lease liability	501
Deferred cash consideration	341
Non-controlling interest in Zodega subsidiaries	1,951
Total liabilities assumed	$3,841
Estimated fair value of net assets acquired:	$(2,544)

Goodwill	$4,320

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The six months ended June 30, 2021 includes the operations of Zodega Landscape Services, LLC for the period from January 20, 2021, the date of acquisition, to June 30, 2021, the operations of Zodega Landscape Services, LLC - Texas Seasons for the period from January 26, 2021, the date of acquisition, to June 30, 2021, the operations of Zodega Landscape Services, LLC - Greentex Landscaping from February 18, 2021, the date of acquisition, to June 30, 2021, the operations of Zodega Landscape Services, LLC - C.J.’s Yardworks, Inc. from February 19, 2021, the date of acquisition, to June 30, 2021, and the operations of Zodega Landscape Services, LLC - Lillard Lawn & Landscaping, Inc. from March 12, 2021, date of acquisition, to June 30, 2021. The consolidated statement of operations for the three months ended June 30, 2021 includes approximately $2,892,975 and $437,996 of revenue and income from operations, respectively. The consolidated statement of operations for the six months ended June 30, 2021 includes approximately $3,797,007 and $203,723 of revenue and income respectively, contributed by ANC Zodega.

In the six months ended June 30, 2021, the Company incurred $130,616 of transaction costs related to the acquisition of Zodega.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the ANC Potter’s, ANC Smith’s and ANC Zodega and Subsidiaries’ acquisitions discussed above for the three and six months ended June 30, 2020, as if the acquisitions had occurred as of the beginning of the first period presented instead of on February 3, 2020, February 28, 2020 and January 20, 2021, respectively.

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the ANC Zodega and Subsidiaries’ acquisitions discussed above for the three and six months ended June 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on January 20, 2021.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the ANC Potters, ANC Smith and ANC Zodega and Subsidiaries’ acquisition had been completed on January 1, 2020, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company and does not include the pro forma effect of the other business combinations which occurred during the periods presented.

The proforma financial information for the Company, ANC Potter’s, ANC Smith’s and ANC Zodega and Subsidiaries is as follows. ANC Potter’s and ANC Smith’s are not included in 2021 proforma information as the acquisitions occurred on February 3, 2020 and February 28, 2020, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2021	2020	2021	2020
Revenues	5,359,386	4,872,523	8,977,764	8,889,396
Net loss attributable to common shareholders	(700,099)	(710,636)	(1,647,633)	(1,566,601)

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2021 and June 30, 2020 include the elimination of transaction costs of approximately $0.1 million and $0.2 million, respectively.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Property and Equipment

Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Vehicles	$549,946	$469,400
Equipment	3,071,712	1,815,094
Land	174,585	174,585
Buildings	51,947	51,947
Leasehold improvements	66,886	66,886
Office equipment	5,892	5,892
Total property and equipment	3,920,968	2,583,804
Less: Accumulated depreciation	(775,738)	(435,886)
Property and equipment, net	$3,145,230	$2,147,918

Depreciation expense was $174,843 and $340,277 for the three and six months ended June 30, 2021, respectively, and $113,733 and $167,847 for the three and six months ended June 30, 2020, respectively.

Note 6- Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2021 consists of the following:

Goodwill
Balance at December 31, 2020	7,913,123
Acquisition of Zodega subsidiaries	4,320,401
Balance at June 30, 2021	$12,233,524

As of June 30, 2021 and December 31, 2020, the Company’s intangible assets consisted of the following:

	Weighted average	June 30, 2021
	amortization period		Accumulated
	(in years)	Gross	Amortization	Net
Tradenames	7.5	$932,000	$(189,187)	$742,813
Customer relationships	5.7	3,289,000	(902,725)	$2,386,275
Non-compete agreements	6.6	564,000	(124,357)	$439,643
		$4,785,000	$(1,216,269)	$3,568,731

	Weighted average	December 31, 2021
	amortization period		Accumulated
	(in years)	Gross	Amortization	Net
Tradenames	7.5	$932,000	$(125,708)	$806,292
Customer relationships	5.7	3,289,000	(611,709)	$2,677,291
Non-compete agreements	6.6	564,000	(79,893)	$484,107
		$4,785,000	$(817,310)	$3,967,690

Amortization expense was $199,479 and $398,959 for the three and six months ended June 30, 2021, respectively, and $201,480 and $336,558 for the three and six months ended June 30, 2020, respectively.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2021 (excluding the six months ended June 30, 2021)	$398,960
2022	797,920
2023	797,920
2024	781,670
2025	535,087
Thereafter	257,174
Total	$3,568,731

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

At June 30, 2021 and December 31, 2020, the Company had operating lease liabilities of $0.7 million and $0.3 million, respectively, and right of use assets of $0.6 million and $0.3 million, respectively.

Lease expenses during the three and six months ended June 30, 2021 and June 30, 2020 are as follows:

	Three months ended June 30,
	2021	2020
Operating lease expense	$76,169	$23,250
Short-term lease rent expense	15,125	18,225
	$91,294	$41,475

	Six Months Ended June 30,
	2021	2020
Operating lease expense	$130,865	$43,000
Short-term lease rent expense	29,560	38,199
	$160,425	$81,199

The weighted-average remaining lease term as of June 30, 2021 was 2.7 years. The weighted-average discount rate was 6%.

Supplemental cash flow information related to the Company’s leases is as follows

Six Months Ended
June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130,865

Six months ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,000

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's future maturity of its operating lease liability is as follows:

Lease Maturity

As of June 30, 2021
2021 (excluding the six months ended June 30, 2021)	$167,727
2022	282,805
2023	217,736
2024	50,867
2025	—
Thereafter	—
Total future minimum lease payments	$719,135
Less imputed interest	(60,677)
Total	$658,458

Note 8 – Accounts Payable and Accrued Liabilities

As of June 30, 2021 and December 31, 2020, the Company’s accounts payable and accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accounts payable	791,543	317,038
Accrued professional fees	320,509	197,597
Accrued franchise tax	—	77,600
Accrued payroll	105,194	26,423
Due to noncontrolling interest	47,133	66,706
Accounts payable and accrued liabilities	$1,264,379	$685,364

Current portion of deferred consideration	$(888,335)	$(1,575,443)
Deferred consideration, net of current portion	$(227,662)	$(346,884)

Note 9 - Notes Payable

Notes payable consists of the following:

	June 30, 2021	December 31, 2020

Equipment notes	$1,271,667	$761,075
Promissory notes	$816,500	—
PPP loans	—	378,346
	2,088,167	1,139,421
Less: current portion of Notes Payable	(227,032)	(385,963)
Notes payable, net of current portion	$1,861,135	$753,458

Equipment notes

During the year ended December 31, 2020, ANC Smith’s entered into secured loan agreements with an aggregate principal balance of $0.7 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 2.85% and are due to be repaid in monthly installments over their five year terms.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ANC Potter’s is party to equipment loan agreements, the proceeds of which were used to purchase certain equipment and a truck. The loans have remaining terms ranging from less than one year to five years, with approximate monthly principal payments of $8,505, and bear a weighted average annual interest rate of 4.5%. There were no security interests granted under the terms of the equipment notes.

ANC Zodega assumed secured loan agreements, as part of the acquisition discussed in Note1, with an aggregate principal balance of $0.1 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 6% and are due to be repaid in monthly installments over the three year terms.

During the six months ended June 30, 2021, the Company made aggregate principal payments of approximately $113,699 on its equipment notes.

During the six months ended June 30, 2020, the Company made aggregate principal payments of approximately $15,113 on its equipment notes.

Promissory notes

On February 19, 2021, the Company entered into an agreement with CJ’s Yardworks, Inc. to issue a promissory note of $400,000, which bears interest at 5% of the principal amount. The payments for this note began three months after closing (May 19, 2021). The promissory note matures on February 19, 2026. The note is to be repaid by sixty equal payments of $7,548 commencing in March 2021.

On March 12, 2021, the Company entered into an agreement with Lillard Lawn & Landscape Inc. to issue a promissory note of $420,000, which bears interest at 6% of the principal amount. The payments for this note shall not begin until the first business day of the seventh full calendar month after closing (October 12, 2021), and no interest shall accrue on the note until such time. The promissory note matures on March 12, 2026. The note is to be repaid by sixty equal payments of $8,120 commencing in October of 2021.

During the six months ended June 30, 2021, the Company made aggregate principal payments of approximately $41,825 on its promissory notes.

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

During the twelve months ended December 31, 2020, the Company applied for forgiveness of the PPP Loans with respect to these covered expenses. ANC Smith’s forgiveness application was accepted in November 2020 and the Company recognized $0.2 million in Other income on its consolidated statement of operations in the fourth quarter of 2020.

In March 2021, ANC Potter’s PPP loan forgiveness application was accepted and the Company recognized $0.2 million in Other income on its consolidated statement of operations in the first quarter of 2021.

In April 2021, the Company recognized $0.17 million in Other income on its consolidated statement of operations in the second quarter of 2021 as part of its PPP loan forgiveness.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of June 30, 2021 and December 31, 2020. No shares of preferred stock were issued or are outstanding as of June 30, 2021 and December 31, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of June 30, 2021 and December 31, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock. Both classes of common stock qualify for and share equally in dividends, if declared by the Company's Board of Directors. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company, after rights of the holders of the preferred stock, if any, have been satisfied.

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

During the six months ended June 30, 2021, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in private placements, issued and sold to the accredited investors an aggregate of 1,088,053 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $12.0 million and net proceeds of $11.7 million.

During the three months ended June 30, 2021, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in private placements, issued and sold to the accredited investors an aggregate of 12,891 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $0.1 million and net proceeds of $0.1 million.

As noted in Note 1, the Company purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets in consideration for 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement.

As of June 30, 2021 and December 31, 2020, there were 3,588,694 and 2,416,866 shares of Class A Common Stock outstanding, respectively.

During the six months ended June 30, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 205,114 shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $2.2 million.

During the three months ended June 30, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 18,000 shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $0.2 million.

As of June 30, 2020 there were 1,923,382 shares of Class A Common Stock outstanding.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock

Holders of Class B Common Stock are entitled to fifty votes per share on matters to be voted upon by stockholders. Holders of our Class B Common Stock are entitled to elect, exclusively and as a separate class, three of the Company's six members of the Board of Directors, who may not be removed without cause without the affirmative vote of holders of a majority of the outstanding shares of Class B Common Stock, voting as a separate class.

Holders of the Class B Common Stock may, at any time, convert their Class B Common Stock into one share of Class A Common Stock. The Class B conversion ratio is subject to adjustments upon the occurrence of certain events.

As of June 30, 2021 and December 31, 2020, there are 81,198 shares of Class B Common Stock outstanding.

Warrants

As of June 30, 2021, the Company had no outstanding warrants.

The Class W-1 and Class W-2 warrants, (together, the "Warrants") were issued by the Company and were fully vested. On February 1, 2021, all outstanding Warrants were terminated and a refund of $75,000 was returned to the Warrant Holders for the original purchase price for the Warrants.

A summary of warrant activity during the period December 31, 2020 through June 30, 2021 is as follows:

		Weighted average	Weighted average
		exercise	remaining contractual
	Warrants	price	life (in years)
Outstanding as of December 31, 2020	2,250,000	$13.75	7.70
Forfeited	(2,250,000)	13.75	—
Outstanding as of March 31, 2021	—	$—	—
Forfeited	—	—	—
Outstanding as of June 31, 2021	—	$—	—

Note 11 – Share-based Compensation

The Andover National Corporation 2019 Equity Incentive Plan (the "Plan") provides for the issuance of incentive and non-incentive stock options, stock grants and share-based awards. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant.

As of June 30, 2021 an aggregate of 1,705,028 shares of common stock were authorized under the Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of June 30, 2021, 1,411,095 shares of common stock were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at June 30, 2021.

The Company recorded total share-based compensation expense of $0.4 and $0.8 million for the three and six months ended June 30, 2021.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units through June 30, 2021:

		Weighted average
	Units	grant-date fair value
Unvested as of December 31, 2020	105,008	$11.00
Granted	139,500	11.00
Vested	(13,182)	11.00
Unvested as of March 31, 2021	231,326	$11.00
Granted	—	11.00
Vested	(24,432)	11.00
Unvested as of June 30, 2021	206,894	$11.00
Total unrecognized expense remaining	$1,173,826
Weighted average years expected to be recognized over	1.1

The fair value of restricted stock units that vested during the three and six months ended June 30, 2021 was approximately $0.3 and $0.4 million, respectively.

Note 12 – Income (Loss) Per Common Share

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the three and six months ended June 30, 2021 and June 30, 2020 , the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

The calculations of basic and diluted income (loss) per common share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(700,099)	$(799,877)	$(1,722,145)	$(1,865,764)

Denominator:
Weighted average Class A common shares outstanding	3,570,826	1,906,570	3,369,293	1,854,503
Weighted average Class B common shares outstanding	81,198	81,198	81,198	81,198
Weighted average Class A and Class B common shares outstanding - Basic	3,652,024	1,987,768	3,450,491	1,935,701
Dilutive effect of potential common shares	—	—	—	—
Weighted average Class A and Class B common shares outstanding - Diluted	3,652,024	1,987,768	3,450,491	1,935,701

Net loss per share attributable to Class A and Class B Common shareholders - Basic	$(0.19)	$(0.40)	$(0.50)	$(0.96)
Net loss per share attributable to Class A and Class B Common shareholders - Diluted	$(0.19)	$(0.40)	$(0.50)	$(0.96)

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities outstanding for the periods ended June 30, 2021 and June 30, 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	June 30, 2021	June 30, 2020
Unvested Restricted Stock Units	206,894	111,673
Warrants	—	2,250,000
	206,894	2,361,673

Note 13 – Related Party Transactions

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid approximately $18,000 and $36,000 to Mr. Cohen during the three and six months ended June 30, 2021, and $18,225 and $38,199 during the three and six months ended June 30, 2020, related to this lease agreement.

In January 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share with The Brandon T. Greenblatt, 2015 Trust, The Maggie S. Greenblatt, 2015 Trust, and The Steven J. Greenblatt 2015 Trust for 109,090 shares of Class A Common Stock each in exchange for an aggregate of $3,599,970 cash. The trusts are affiliated with our board member William Greenblatt.

On February 1, 2021, the Company and each of Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont and The Peter A. Cohen Revocable Trust (the “Warrant Holders”) entered into Warrant Cancellation Agreements in order to terminate the Warrants and to refund the Warrant Holders the original purchase price for the Warrants. The Warrant Holders were an entity controlled by an advisor, an officer of the Company and an entity controlled by an officer, respectively.

On February 4, 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, which maintains board member Joshua Pechter as Chief Compliance Officer, for 18,182 shares of Class A Common Stock in exchange for $200,000 cash.

On February 11, 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 45,455 shares of Class A Common Stock in exchange for $500,000 cash.

In connection with the funding of the capital calls for the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company entered into unsecured promissory note agreements with Litton Enterprises Inc. for $1.4 million. The promissory note agreements bear interest at a rate of Prime plus 7.0%, payable on the first day of each month, and the entire principal amount is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $12,750 and $25,500 during the three and six months ended June 30, 2021 and 2020, respectively, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $10,500 and $21,000 during the three and six months ended June 30,2021 and 2020 related to this agreement.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 16, 2021, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months	Three Months
	Ended June 30,	Ended June 30,	Increase (Decrease)
	2021	2020	in Dollars
Revenues	$5,359,386	$2,078,823	$3,280,563
Operating costs and expenses:
Cost of services provided	1,293,202	1,143,034	150,168
General and administrative expenses	4,396,453	1,707,289	2,689,164
Sales and marketing	196,939	45,486	151,453
Total operating costs and expenses	5,886,594	2,895,809	2,990,785
Loss from operations	(527,208)	(816,986)	289,778
Other income (loss)	200,631	(634)	201,265
Net loss	(326,577)	(817,620)	491,043
Less: Net loss attributable to noncontrolling interest	373,522	(17,743)	391,265
Net loss attributable to common shareholders	$(700,099)	$(799,877)	$99,778

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $5.4 million during the three months ended June 30, 2021 as compared to revenue of $2.1 million the three months ended June 30, 2020. The increase in revenue was primarily attributable to a full three months’ revenue from Zodega, which was acquired in the first quarter of 2021, which contributed revenue of approximately $2.9 million for the three months ended June 30, 2021.

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the three months ended June 30, 2021 increased $0.2 million as compared to costs of services provided in the three months ended June 30, 2020 primarily due to the acquisitions of ANC Zodega and a full three months of ANC Potter’s and ANC Smith’s costs. ANC Zodega, ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $1.0 million for the three months ended June 30, 2021.

General and administrative expenses

General and administrative expenses were $4.4 million during the three months ended June 30, 2021 as compared to $1.7 million during the three ended June 30, 2020. The increase was attributable to the inclusion of expenses primarily associated with compensation and benefits and professional fees during the three months ended June 30, 2021, and the acquisition of ANC-Zodega.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $0.2 million during the three ended June 30, 2021 as compared to the three months ended June 30, 2020, which was primarily attributable to ANC Zodega, ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) of approximately $0.2 million for the three months ended June 30, 2021 includes $167,287 of other income related to forgiveness of a PPP loan and investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) was $(634) during the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

			Increase
	Six Months Ended	Six Months Ended	(Decrease) in
	June 30, 2021	June 30, 2020	Dollars
Revenues	$8,393,614	$3,323,203	$5,070,411
Operating costs and expenses:
Cost of services provided	2,560,124	1,760,478	799,646
General and administrative expenses	7,270,661	3,363,100	3,907,561
Sales and marketing	359,665	121,778	237,887
Total operating costs and expenses	10,190,450	5,245,356	4,945,094
Loss from operations	(1,796,836)	(1,922,153)	125,317
Other income	433,230	33,188	400,042
Net loss	(1,363,606)	(1,888,965)	525,359
Less: Net loss attributable to noncontrolling interest	358,539	(23,201)	381,740
Net loss attributable to common shareholders	$(1,722,145)	$(1,865,764)	$143,619

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $8.4 million during the six months ended June 30, 2021 as compared to revenue of $3.3 million during the six months ended June 30, 2020. The increase in revenue was primarily attributable to the acquisition of ANC Zodega and a full six months’ revenue from ANC Potter’s and ANC Smith’s, which contributed combined revenue of approximately $7.6 million for the six months ended June 30, 2021.

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the six months ended June 30, 2021 increased $0.8 million as compared to costs of services provided in the six months ended June 30, 2020 primarily due to the acquisitions of ANC Zodega and a full six months of ANC Potter’s and ANC Smith’s costs. ANC Zodega, ANC Potter’s and ANC Smith’s combined cost of services provided was approximately $2.0 million for the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses were $7.3 million during the six months ended June 30, 2021 as compared to $3.4 million during the six ended June 30, 2020. The increase was attributable to the inclusion of expenses primarily associated with compensation and benefits and professional fees during the six months ended June 30, 2021, and the acquisition of ANC-Zodega.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $0.2 million during the six ended June 30, 2021 as compared to the six months ended June 30, 2020, which was primarily attributable to ANC Zodega, ANC Potter’s and ANC Smith’s.

Other income (expense)

Other income (expense) of approximately $0.4 million for the six months ended June 30, 2021 includes $0.38 million of other income related to forgiveness of a PPP loan and investment income from our holdings of highly liquid investments, which are classified as cash equivalents. Other income (expense) was $0.03 million during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $20.7 million and total equity of $35.3 million. Net working capital was $20.3 million.

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

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Net cash used in operating activities	(1,395,168)	(1,266,078)
Net cash used in investing activities	(3,143,235)	(3,689,658)
Net cash provided by financing activities	10,908,944	2,876,523

Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $(1.4) million primarily as a result of our net loss offset, in part, by stock-based compensation of $0.8 million, and depreciation and amortization expense of $0.7 million. During the six months ended June 30, 2020, cash used in operating activities was $1.3 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.6 million, depreciation and amortization expense of $0.5 million and changes in operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2021, we used $(3.1) million of cash in investing activities primarily as a result of our acquisition of ANC Zodega and the subsidiaries for $(1.2) million, and the issuance of a related party loan of $(1.4) million. During the six months ended June 30, 2020, we used $3.7 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively.

Financing Activities

During the six months ended June 30, 2021, $10.9 million of cash was provided by financing activities, primarily from the net proceeds from the issuance of shares in private placements of $11.7 million. During the six months ended June 30, 2020, $2.9 million of cash was provided by financing activities from the issuance of shares in a private placement and the proceeds from borrowings under notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We have deferred purchase consideration associated with the acquisitions of ANC Green Solutions I, ANC Potter’s, ANC Smith’s and ANC Zodega of approximately $1.1 million in aggregate, of which $0.9 million is payable within the next twelve months and $0.2 million is classified as a long term obligation.

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and trucks. As of June 30, 2021 and December 31, 2020, $2.1 million and $1.1 million, respectively, was outstanding under the loan agreements. The loans have remaining terms ranging from 1 year to 5.2 years.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which also would have been reasonable, could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in Note 2 to our audited financial statements for 2020 appearing in our Annual

Report on Form 10-K for the year ended December 31, 2020. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of June 30, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: August 16, 2021	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer

Date: August 16, 2021	By:	/s/ Milun K. Patel
Milun K. Patel
Chief Financial Officer
Principal Financial and Accounting Officer