Form 10-Q
period 2021-09-30
Andover National Corp
filed 2021-11-22
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 22, 2021, there were 3,696,326 shares of Class A Common Stock, and no shares of Class B Common Stock, outstanding.

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

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 (unaudited) and for the nine months ended September 30, 2021 and 2020 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three months ended September 30, 2021 and 2020 (unaudited) and for the nine months ended September 30, 2021 and 2020 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures

ANDOVER NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$20,103,435	$14,302,699
Accounts receivable, net	1,634,925	490,987
Prepaid expenses and other current assets	640,534	49,547
Total current assets	22,378,894	14,843,233

Non-current assets:
Property and equipment, net	3,537,181	2,147,918
Right of use assets, net	618,997	258,523
Goodwill	12,506,873	7,913,123
Intangible assets, net	3,369,252	3,967,690
Loans receivable – related party, net	1,210,750	—
Total non-current assets	21,243,053	14,287,254

TOTAL ASSETS	$43,621,947	$29,130,487

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,976,297	$685,364
Current portion of deferred consideration	776,762	1,575,443
Notes payable	213,597	385,963
Unearned revenue	68,336	—
Lease liabilities	217,359	82,225
Total current liabilities	3,252,351	2,728,995

Non-current liabilities
Notes payable, net of current portion	2,400,112	753,458
Lease liabilities, net of current portion	410,379	176,298
Deferred consideration, net of current portion	227,755	346,884
Total long-term liabilities	3,038,246	1,276,640

Total liabilities	6,290,597	4,005,635

COMMITMENTS AND CONTINGENCIES

Mezzanine equity:
Redeemable noncontrolling interest	3,526,641	3,265,892
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	—	—
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 3,615,128 and 2,416,866 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	3,615	2,417
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, 81,198 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	81	81
Additional paid-in capital	38,834,404	25,704,408
Accumulated deficit	(9,537,696)	(6,559,361)
Total stockholders' equity	29,300,404	19,147,545
Noncontrolling interest	4,504,305	2,711,415
Total equity	33,804,709	21,858,960
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$43,621,947	$29,130,487

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Revenue	$5,292,647	$2,148,538	$13,686,261	$5,471,741
Total revenue	5,292,647	2,148,538	13,686,261	5,471,741
Operating costs and expenses
Cost of services provided	3,386,990	1,483,885	8,737,395	3,458,056
General and administrative	3,340,961	1,393,940	7,821,341	4,543,347
Sales and marketing	99,876	37,914	459,541	159,692
Total operating costs and expenses	6,827,827	2,915,739	17,018,277	8,161,095
Loss from operations	(1,535,180)	(767,201)	(3,332,016)	(2,689,354)

Other Income (expense):
Other income	7,008	-	45,802	34,976
Forgiveness of note payable	-	-	382,346	-
Interest income	73,568	700	94,190	3,465
Interest expense	(57,252)	(1,453)	(65,784)	(6,006)
Total other income (expense):	23,324	(753)	456,554	32,435
Net loss	(1,511,856)	(767,954)	(2,875,462)	(2,656,919)
Less: Net income (loss) attributable to noncontrolling interest	(255,666)	(3,973)	102,873	(27,174)
Net loss attributable to common shareholders	$(1,256,190)	$(763,981)	$(2,978,335)	$(2,629,745)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders - Basic	$(0.34)	$(0.38)	$(0.84)	$(1.34)
Net loss per share attributable to Class A and Class B Common shareholders - Diluted	$(0.34)	$(0.38)	$(0.84)	$(1.34)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding - Basic	3,675,869	2,009,271	3,532,318	1,960,403
Weighted average Class A and Class B Common shares outstanding - Diluted	3,675,869	2,009,271	3,532,318	1,960,403

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid In	Accumulated	Stockholders’	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at June 30 , 2021	3,588,694	$3,589	81,198	$81	$38,756,907	$(8,281,506)	$30,479,071	$4,791,432	$35,270,503	$3,495,180
Stock-based compensation	—	—	—	—	317,523	—	317,523	—	317,523	—
Issuance of Class A Common Stock for vested RSU's	26,434	26	—	—	(26)	—	-	—	—	—
Share issuance fees	—	—	—	—	(240,000)	—	(240,000)	—	(240,000)	—
Net income (loss)	—	—	—	—	—	(1,256,190)	(1,256,190)	(287,127)	(1,543,317)	31,461
Balance at September 30, 2021	3,615,128	$3,615	81,198	$81	$38,834,404	$(9,537,696)	$29,300,404	$4,504,305	$33,804,709	$3,526,641

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid In	Accumulated	Stockholders’	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2021	2,416,866	$2,417	81,198	$81	$25,704,408	$(6,559,361)	$19,147,545	$2,711,415	$21,858,960	$3,265,892
Impact on noncontrolling interest from acquisition of ANC Zodega	—	—	—	—	—	—	—	1,950,766	1,950,766	—
Stock-based compensation	—	—	—	—	1,153,161	—	1,153,161	—	1,153,161	—
Issuance of Class A Common Stock for vested RSUs	64,048	64	—	—	(64)	—	-	—	-	—
Repurchase of warrant issued for cash	—	—	—	—	(75,000)	—	(75,000)	—	(75,000)	—
Issuance of Class A Common Stock in private placement, net of issuance costs	1,088,053	1,088	—	—	11,487,760	—	11,488,848	—	11,488,848	—
Issuance of Class A Common Stock in Zodega transaction, net of issuance cost	46,161	46	—	—	564,139	—	564,185	—	564,185	—
Net income (loss)	—	—	—	—	—	(2,978,335)	(2,978,335)	(157,876)	(3,136,211)	260,749
Balance at September 30, 2021	3,615,128	$3,615	81,198	$81	$38,834,404	$(9,537,696)	$29,300,404	$4,504,305	$33,804,709	$3,526,641

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(Unaudited)

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid In	Accumulated	Stockholders’	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at June 30, 2020	1,923,382	1,924	81,198	81	20,370,047	(5,199,850)	15,172,202	2,696,859	17,869,061	3,152,549
Stock-based compensation	—	—	—	—	208,170	—	208,170	—	208,170	—
Issuance of Class A Common Stock for vested RSUs	11,664	11	—	—	(11)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(763,981)	(763,981)	(13,972)	(777,953)	9,999
Balance at September 30, 2020	1,935,046	1,935	81,198	81	20,578,206	(5,963,831)	14,616,391	2,682,887	17,299,278	3,162,548

	Class A		Class B		Additional		Total			Redeemable
	Common Stock		Common Stock		Paid In	Accumulated	Stockholders’	Non-controlling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
Balance at January 1, 2020	1,683,691	1,684	81,198	81	17,554,713	(3,334,086)	14,222,392	2,727,427	16,949,819	—
Impact on noncontrolling interest from acquisition of ANC Potter’s	—	—	—	—	—	—	—	—	—	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith's	—	—	—	—	—	—	—	—	—	2,000,197
Stock-based compensation	—	—	—	—	790,471	—	790,471	—	790,471	—
Issuance of Class A Common Stock for vested RSUs	36,241	36	—	—	(36)	—	-	—	-	—
Issuance of Class A Common Stock for vested restricted stock	10,000	10	—	—	(10)	—	-	—	-	—
Issuance of Class A Common Stock in private placement, net of issuance costs	205,114	205	—	—	2,233,068	—	2,233,273	—	2,233,273	—
Distributed to noncontrolling interest	—	—	—	—	—	—	-	(200)	(200)	(178)
Net income (loss)	—	—	—	—	—	(2,629,745)	(2,629,745)	(44,340)	(2,674,085)	17,166
Balance at September 30, 2020	1,935,046	1,935	81,198	81	20,578,206	(5,963,831)	14,616,391	2,682,887	17,299,278	3,162,548

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDOVER NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(2,875,462)	$(2,656,919)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,159,626	834,010
Stock-based compensation	1,153,161	790,471
Bad debt expense	70,013	—
Forgiveness of note payable	(382,346)	—
Loss on disposal of fixed asset	-	37,490
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(1,155,691)	(28,375)
Prepaid expenses and other current assets	(590,987)	(64,056)
Accounts payable and accrued expenses	570,039	(380,200)
Unearned revenue	68,336	—
Right of use assets and lease liabilities, net	8,741	—
Net cash used in operating activities	(1,974,570)	(1,467,579)

Cash Flows from Investing Activities
Purchases of property and equipment	(391,421)	(509,094)
Disposal of property and equipment	16,154	—
Loan receivables – related party, net	(1,210,750)	—
Acquisition of ANC Potter’s, net of cash acquired	—	(1,529,280)
Acquisition of ANC Smith’s, net of cash acquired	—	(1,651,114)
Acquisition of ANC Zodega, net of cash acquired	(1,212,694)	—
Net cash used in investing activities	(2,798,711)	(3,689,488)

Cash Flows from Financing Activities
Proceeds from notes payable	558,617	658,746
Repayment of notes payable	(250,451)	(32,731)
Payment of deferred consideration	(1,147,997)	—
Repurchase of warrant issued for cash	(75,000)	—
Distribution to noncontrolling interest	—	(378)
Proceeds from the issuance of shares in private placement, net of issuance costs	11,488,848	2,233,273
Net cash provided by financing activities	10,574,017	2,858,910
Net increase (decrease) in cash	5,800,736	(2,298,157)

Cash and cash equivalents, beginning of period	14,302,699	11,407,971
Cash and cash equivalents, end of period	$20,103,435	$9,109,814

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$65,784	$6,006
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Capital expenditures in accounts payable	$216,414	$13,348
Capital expenditures financed with notes payable	$620,469	$—
Issuance of Class A shares for vested RSUs	$64	$—
Shares issued in acquisition of Zodega	$564,185
Acquisition of ANC Smith - Reclassification from deferred consideration to accounts payable	$111,480	$—
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$—	$146,844
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$—	$1,145,363
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$—	$1,275,443
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$—	$2,000,197
Recognition of deferred consideration payable in acquisition of ANC Zodega	$341,667	$—
Recognition of non-redeemable noncontrolling interest in acquisition of ANC Zodega	$1,950,766	$—

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

On January 20, 2021, the Company, through an indirect wholly-owned subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. D/B/A Zodega-TIS Services, a Texas corporation (“Zodega Seller”), the Zodega Seller shareholders and ANC Green Solutions-Zodega, LLC, a Delaware limited liability company (“ANC Zodega”), pursuant to which, among other things, (i) the Company purchased an undivided fifty-one percent (51)% interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Acquired Assets”), in consideration for 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement and (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega’s an undivided forty percent (49)% interest in the Acquired Assets in exchange for equity securities of ANC Zodega’s. The acquisition was accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The accounting for this acquisition is preliminary.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.3 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 18, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.3 million, to fund the acquisition of substantially all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.1 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 19, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $2.0 million, to fund the acquisition of substantially all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.8 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On March 12, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.2 million. The promissory note agreement bears interest at a rate of Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2021 and 2020.

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

The following table provides a roll forward of the allowance for doubtful accounts:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Allowance for doubtful accounts, beginning of period	$27,162	$2,467
Bad debt expense	70,013	15,836
Allowance for doubtful accounts, end of period	$97,175	$18,303

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of September 30, 2021 and December 31, 2020, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

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

As of September 30, 2021, and December 31, 2020, the recorded values of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate the fair values due to the short-term nature of the instruments.

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

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Revenue

The following table presents the Company’s revenue disaggregated by source:

	Three Months Ended
	September 30, 2021	September 30, 2020
Lawncare and tree care service revenue	$5,265,517	$2,123,542
Franchise revenue	27,130	24,996
Total revenue	$5,292,647	$2,148,538

	Nine Months Ended
	September 30, 2021	September 30, 2020
Lawncare and tree care service revenue	$13,616,840	$5,406,033
Franchise revenue	69,421	65,708
Total revenue	$13,686,261	$5,471,741

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

Payment terms vary by customer, but payments are generally due at the point of service. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded in general and administrative expense in the consolidated statement of operations.

The Company also grants franchises to operators in exchange for an initial franchise license fee and continuing royalty payments. Franchise revenue is recognized over the license term as the Company has determined that all obligations under the franchise agreements represent a single performance obligation that is satisfied over time

Note 4- Business Combination

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

The nine months ended September 30, 2020 includes the operations of ANC Potter’s for the period from February 3, 2020, the date of acquisition, to September 30, 2020. The consolidated statement of operations for the three months ended September 30, 2020 includes approximately $0.4 million and $0.1 million of revenue and loss from operations, respectively, contributed by ANC Potter’s. The consolidated statement of operations for the nine months ended September 30, 2020 includes approximately $1.3 million and $0.1 million of revenue and loss from operations respectively, contributed by ANC Potter’s.

In the nine months ended September 30, 2020, the Company incurred $0.1 million of transaction costs related to the acquisition of ANC Potter’s.

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration, and working capital adjustment, to be paid on the one- and two-year anniversary of the closing of the acquisition. In addition, the ANC Smith’s acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of September 30, 2021, the Company settled the Smith Working Capital Adjustment due to Smith Seller for approximately $1.0 million.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Smith’s (in thousands):

Total purchase price	$1,651

Assets acquired:
Accounts receivable and other current assets	$167
Property and equipment	1,117
Identifiable intangible assets	1,537
Total assets acquired	$2,821

Liabilities assumed:
Accounts payable and accrued liabilities	$80
Deferred cash consideration	1,276
Non-controlling interest in ANC Green Solutions - Smith	2,000
Total liabilities assumed	$3,356
Estimated fair value of net assets acquired:	$(535)

Goodwill	$2,186

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

The nine months ended September 30, 2020 includes the operations of ANC Smith’s for the period from February 28, 2020, the date of acquisition, to September 30, 2020. The consolidated statement of operations for the three and nine months ended September 30, 2020, includes revenue of approximately $1.0 million and $2.2 million, respectively, and net income, including amortization expense, of approximately $0.2 million in both periods contributed by ANC Smith’s.

In the nine months ended September 30, 2020, the Company incurred $0.1 million of transaction costs related to the acquisition of ANC Smith’s.

ANC Zodega and subsidiaries

As described in Note 1, on January 20, 2021, the Company acquired a 51% membership interest in ANC Green Solutions- Zodega, in exchange for consideration of 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million.

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

On February 18, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services,

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC for $0.3 million cash, consisting of $0.2 million paid at closing and an aggregate of $0.1 million in deferred consideration to be paid on the one-two-and three year anniversary of the closing of the acquisition.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for all of the acquisitions of ANC Zodega and subsidiaries (in thousands):

Purchase Price Allocation- Zodega and subsidiaries

Stock purchase price	$564
Cash purchase price, net of cash acquired	1,212
Total purchase price	$1,776

Assets acquired:
Accounts receivable and other current assets	$58
Property and equipment	738
Right-of-use asset	501
Total assets acquired
$1,297
Liabilities assumed:
Holdback	$29
Accounts payable and accrued expenses	91
Contract liability	93
Warranty liability	180
Notes payable	108
Promissory notes	820
Lease liability	501
Deferred cash consideration	341
Non-controlling interest in Zodega subsidiaries	1,951
Total liabilities assumed	$4,114
Estimated fair value of net assets acquired:	$(2,817)

Goodwill	$4,593

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

The nine months ended September 30, 2021 includes the operations of Zodega Landscape Services, LLC for the period from January 20, 2021, the date of acquisition, to September 30, 2021, the operations of Zodega Landscape Services, LLC - Texas Seasons for the period from January 26, 2021, the date of acquisition, to September 30, 2021, the operations of Zodega Landscape Services, LLC - Greentex Landscaping from February 18, 2021, the date of acquisition, to September 30, 2021, the operations of Zodega Landscape

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services, LLC - C.J.’s Yardworks, Inc. from February 19, 2021, the date of acquisition, to September 30, 2021, and the operations of Zodega Landscape Services, LLC - Lillard Lawn & Landscaping, Inc. from March 12, 2021, date of acquisition, to September 30, 2021. The consolidated statement of operations for the three months ended September 30, 2021 includes approximately $2.9 million and $0.5 million of revenue and net loss, respectively, contributed by ANC Zodega. The consolidated statement of operations for the nine months ended September 30, 2021 includes approximately $6.7 million and $0.3 million of revenue and net loss respectively, contributed by ANC Zodega.

In the three and nine months ended September 30, 2021, the Company recognized $237,269 and $237,269, respectively of transaction costs related to the acquisition of Zodega in general and administrative expenses. In the three months ended March 31, 2021, the Company recognized $130,616 of transaction costs related to the acquisition of Zodega and in the three months ended June 30, 2021, the Company inadvertently reversed $130,616 of such transaction costs resulting in a reduction to general and administrative expenses by this amount. The Company should have recognized $237,269 of transaction costs in the three months ended March 31, 2021 and $0 transaction costs for each of the three months ended June 30, 2021 and September 30, 2021. The Company corrected this error in the statement of operations for the three months ended September 30, 2021 as the Company concluded that the error was not material to any previously issued financial statements or to the financial statements for the three months ended September 30, 2021.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the ANC Potter’s, ANC Smith’s and ANC Zodega and Subsidiaries’ acquisitions discussed above for the three and nine months ended September 30, 2020, as if the acquisitions had occurred as of the beginning of the first period presented instead of on February 3, 2020, February 28, 2020 and January 20, 2021, respectively.

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the ANC Zodega and Subsidiaries’ acquisitions discussed above for the three and nine months ended September 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on January 20, 2021.

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

The proforma financial information for the Company, ANC Potter’s, ANC Smith’s and ANC Zodega and Subsidiaries is as follows. Pro forma adjustments for ANC Potter’s and ANC Smith’s are not included in 2021 proforma information as the acquisitions occurred on February 3, 2020 and February 28, 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Description	2021	2020	2021	2020
Revenues	$5,292,647	$4,530,276	$14,270,411	$13,419,673
Net loss attributable to common shareholders	$(1,256,190)	$(674,740)	$(2,807,787)	$(2,109,367)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended September 30, 2021 include the elimination of transaction costs of approximately $0.2 million. The primary adjustments for the three and nine months ended September 30, 2020 include the elimination of transaction costs of approximately $0 million and $0.1 million, respectively.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Property and Equipment

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Vehicles	$644,374	$469,400
Equipment	3,556,386	1,815,094
Land	174,585	174,585
Buildings	51,947	51,947
Leasehold improvements	102,886	66,886
Office equipment	4,077	5,892
Total property and equipment	4,534,255	2,583,804
Less: Accumulated depreciation	(997,074)	(435,886)
Property and equipment, net	$3,537,181	$2,147,918

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

Note 6- Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2021 consists of the following:

Goodwill
Balance at December 31, 2020	$7,913,123
Acquisition of Zodega subsidiaries	4,593,750
Balance at September 30, 2021	$12,506,873

As of September 30, 2021 and December 31, 2020, the Company’s intangible assets consisted of the following:

	Weighted average	September 30, 2021
	amortization period		Accumulated
	(in years)	Gross	Amortization	Net
Tradenames	7.5	$932,000	$(220,927)	$711,073
Customer relationships	5.7	3,289,000	(1,048,233)	$2,240,767
Non-compete agreements	6.6	564,000	(146,588)	$417,412
		$4,785,000	$(1,415,748)	$3,369,252

	Weighted average	December 31, 2020
	amortization period		Accumulated
	(in years)	Gross	Amortization	Net
Tradenames	7.5	$932,000	$(125,708)	$806,292
Customer relationships	5.7	3,289,000	(611,709)	$2,677,291
Non-compete agreements	6.6	564,000	(79,893)	$484,107
		$4,785,000	$(817,310)	$3,967,690

Amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2021 (excluding the nine months ended September 30, 2021)	$199,480
2022	797,920
2023	797,920
2024	781,670
2025	535,087
Thereafter	257,175
Total	$3,369,252

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

In connection with the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company assumed lease agreements with third party vendors. The leases resulted in a $0.5 million right of use asset and a $0.5 million lease liabilities.

At September 30, 2021 and December 31, 2020, the Company had operating lease liabilities of $0.6 million and $0.3 million, respectively, and right of use assets of $0.6 million and $0.3 million, respectively.

Lease expenses during the three and nine months ended September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
Operating lease expense	$79,809	$23,250
Short-term lease rent expense	10,349	23,221
	$90,158	$46,471

	Nine Months Ended September 30,
	2021	2020
Operating lease expense	$220,618	$66,250
Short-term lease rent expense	30,400	61,420
	$251,018	$127,670

The weighted-average remaining lease term as of September 30, 2021 was 2.6 years. The weighted-average discount rate was 6%.

Supplemental cash flow information related to the Company’s leases is as follows:

Nine Months Ended
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$220,618

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,250

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s future maturity of its operating lease liability is as follows:

Lease Maturity

As of September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$79,809
2022	297,366
2023	227,945
2024	51,843
2025	—
Thereafter	—
Total future minimum lease payments	$656,963
Less imputed interest	(29,225)
Total	$627,738

Note 8 – Accounts Payable and Accrued Liabilities

As of September 30, 2021 and December 31, 2020, the Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$1,317,468	$317,038
Accrued professional fees	320,510	197,597
Accrued franchise tax	—	77,600
Accrued payroll	291,186	26,423
Due to noncontrolling interest	47,133	66,706
Accounts payable and accrued liabilities	$1,976,297	$685,364

Current portion of deferred consideration	$(776,762)	$(1,575,443)
Deferred consideration, net of current portion	$(227,755)	$(346,884)

Note 9 - Notes Payable

Notes payable consists of the following:

	September 30, 2021	December 31, 2020

Equipment notes	$1,302,935	$761,075
Promissory notes	1,310,774	—
PPP loans	—	378,346
	2,613,709	1,139,421
Less: current portion of Notes Payable	(213,597)	(385,963)
Notes payable, net of current portion	$2,400,112	$753,458

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

ANC Zodega assumed secured loan agreements, as part of the acquisition discussed in Note 1, with an aggregate principal balance of $0.1 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 6.0% and are due to be repaid in monthly installments over the three year terms.

During the nine months ended September 30, 2021, the Company made aggregate principal payments of approximately $173,000 on its equipment notes.

During the nine months ended September 30, 2020, the Company made aggregate principal payments of approximately $33,000 on its equipment notes.

Promissory notes

On February 19, 2021, the Company entered into an agreement with CJ’s Yardworks, Inc. to issue a promissory note of $400,000, which bears interest at 5.0% of the principal amount. The payments for this note began three months after closing (May 19, 2021). The promissory note matures on February 19, 2026. The note is to be repaid by sixty equal payments of $7,548 commencing in March 2021.

On March 12, 2021, the Company entered into an agreement with Lillard Lawn & Landscape Inc. to issue a promissory note of $420,000, which bears interest at 6.0% of the principal amount. The payments for this note shall not begin until the first business day of the seventh full calendar month after closing (October 12, 2021), and no interest shall accrue on the note until such time. The promissory note matures on March 12, 2026. The note is to be repaid by sixty equal payments of $8,120 commencing in October of 2021.

During the nine months ended September 30, 2021, the Company made aggregate principal payments of approximately $78,000 on its promissory notes.

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

In April 2021, ANC Green Solutions’ PPP Loan forgiveness application was accepted and the Company recognized $0.2 million in other income on its consolidated statement of operations.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of September 30, 2021 and December 31, 2020. No shares of preferred stock were issued or are outstanding as of September 30, 2021 and December 31, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of September 30, 2021 and December 31, 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock. Both classes of common stock qualify for and share equally in dividends, if declared by the Company’s board of directors (the “Board”). In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company, after rights of the holders of the preferred stock, if any, have been satisfied.

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

During the nine months ended September 30, 2021, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in private placements, issued and sold to the accredited investors an aggregate of 1,088,053 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $12.0 million and net proceeds of $11.5 million.

During the three months ended September 30, 2021, the Company paid a second tranche of share issuance fees in the amount of $240,000 in connection with the private placements, issued and sold to certain accredited investors.

As noted in Note 1, the Company purchased an undivided fifty-one percent (51%) interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets in consideration for 46,161 shares of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement.

As of September 30, 2021 and December 31, 2020, there were 3,615,128 and 2,416,866 shares of Class A Common Stock outstanding, respectively.

During the nine months ended September 30, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 205,114 shares of its Class A Common Stock, at an offering price of $11.00 per share, for net proceeds to the Company of $2.2 million.

As of September 30, 2020 there were 1,935,046 shares of Class A Common Stock outstanding.

Class B Common Stock

Holders of Class B Common Stock are entitled to fifty votes per share on matters to be voted upon by stockholders. Holders of our Class B Common Stock are entitled to elect, exclusively and as a separate class, three of the Company’s six members of the Board, who may not be removed without cause without the affirmative vote of holders of a majority of the outstanding shares of Class B Common Stock, voting as a separate class.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of the Class B Common Stock may, at any time, convert their Class B Common Stock into one share of Class A Common Stock. The Class B conversion ratio is subject to adjustments upon the occurrence of certain events.

As of September 30, 2021 and December 31, 2020, there were 81,198 shares of Class B Common Stock outstanding.

On November 1, 2021, 81,198 shares of Class B Common Stock were converted into 81,198 shares of Class A Common Stock.

Warrants

As of September 30, 2021, the Company had no outstanding warrants.

The Class W-1 and Class W-2 warrants, (together, the “Warrants”) were issued by the Company and were fully vested. On February 1, 2021, all outstanding Warrants were terminated and a refund of $75,000 was returned to the Warrant Holders for the original purchase price for the Warrants.

A summary of warrant activity during the period December 31, 2020 through September 30, 2021 is as follows:

		Weighted	Weighted average
		average	remaining contractual
	Warrants	exercise price	life (in years)
Outstanding as of December 31, 2020	2,250,000	$13.75	7.70
Forfeited	(2,250,000)	13.75	—
Outstanding as of September 30, 2021	—	$—	—

Note 11 – Share-based Compensation

The Andover National Corporation 2019 Equity Incentive Plan (the “Plan”) provides for the issuance of incentive and non-incentive stock options, stock grants and share-based awards. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant.

As of September 30, 2021 an aggregate of 1,705,028 shares of common stock were authorized under the Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the Plan. As of September 30, 2021, 1,411,095 shares of common stock were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock. The fair value of the Company’s common stock was estimated to be $11.00 per share at September 30, 2021.

The Company recorded total share-based compensation expense of $0.3 million and $1.2 million for the three and nine months ended September 30, 2021.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units through September 30, 2021:

		Weighted average
	Units	grant-date fair value
Unvested as of December 31, 2020	105,008	$11.00
Granted	139,500	11.00
Vested	(64,046)	11.00
Unvested as of September 30, 2021	180,462	$11.00
Total unrecognized expense remaining	$856,303
Weighted average years expected to be recognized over	1.1

The fair value of restricted stock units that vested during the three and nine months ended September 30, 2021 was approximately $0.3 million and $0.7 million, respectively.

Note 12 – Income (Loss) Per Common Share

The Company calculates basic income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the three and nine months ended September 30, 2021 and September 30, 2020, the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

The calculations of basic and diluted income (loss) per common share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(1,256,190)	$(763,981)	$(2,978,335)	$(2,629,745)

Denominator:
Weighted average Class A common shares outstanding	3,594,671	1,928,073	3,451,120	1,879,205
Weighted average Class B common shares outstanding	81,198	81,198	81,198	81,198
Weighted average Class A and Class B common shares outstanding - Basic	3,675,869	2,009,271	3,532,318	1,960,403
Dilutive effect of potential common shares	—	—	—	—
Weighted average Class A and Class B common shares outstanding - Diluted	3,675,869	2,009,271	3,532,318	1,960,403

Net loss per share attributable to Class A and Class B Common shareholders - Basic	$(0.34)	$(0.38)	$(0.84)	$(1.34)
Net loss per share attributable to Class A and Class B Common shareholders - Diluted	$(0.34)	$(0.38)	$(0.84)	$(1.34)

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities outstanding for the periods ended September 30, 2021 and September 30, 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	September 30, 2021	September 30, 2020
Unvested Restricted Stock Units	180,462	118,191
Warrants	—	2,250,000
	180,462	2,368,191

Note 13 – Related Party Transactions

The Company occupies a portion of commercial office space that is leased by Peter Cohen, the Company’s Chief Executive Officer, who provides the space to the Company on a month-to-month basis for approximately $6,000 per month. There is no formal lease agreement or security deposit associated with this agreement. The Company paid approximately $18,000 and $54,000 to Mr. Cohen during the three and nine months ended September 30, 2021, and $23,000 and $61,000 during the three and nine months ended September 30, 2020, related to this lease agreement.

In January 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share with The Brandon T. Greenblatt, 2015 Trust, The Maggie S. Greenblatt, 2015 Trust, and The Steven J. Greenblatt 2015 Trust for 109,090 shares of Class A Common Stock each in exchange for an aggregate of $1,199,990 cash.  The trusts are affiliated with our board member William Greenblatt.

In February 2021, the Company and each of Blumenthal Family Investment Joint Venture, L.P., Jeffrey C. Piermont and The Peter A. Cohen Revocable Trust (the “Warrant Holders”) entered into Warrant Cancellation Agreements in order to terminate the Warrants and to refund the Warrant Holders the original purchase price for the Warrants. The Warrant Holders were an entity controlled by an advisor, an officer of the Company and an entity controlled by an officer, respectively.

In February 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, which maintains board member Joshua Pechter as Chief Compliance Officer, for 18,182 shares of Class A Common Stock in exchange for $200,000 cash.

In February 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 45,455 shares of Class A Common Stock in exchange for $500,000 cash.

In connection with the funding of the capital calls for the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company entered into unsecured promissory note agreements with Litton Enterprises Inc. for $1.4 million. The outstanding balance of the promissory note receivable as of September 30, 2021 was approximately $1.2 million. The promissory note agreements bear interest at a rate of Prime plus 7.0%, payable on the first day of each month, and the entire principal amount is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement. The Company recognized $36,099 and $88,783 in interest income during the three and nine months ended September 30, 2021, respectively related to this agreement.

In connection with the Business Combination, the Company entered into a lease agreement with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $12,750 and $38,250 during the three and nine months ended September 30, 2021 and 2020, respectively, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $10,500 and $31,500 during the three and nine months ended September 30, 2021, respectively, and $10,500 and $28,000 during the three and nine months ended September 30, 2020, respectively related to this agreement.

ANDOVER NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies

Legal Proceedings

We are not currently subject to any material legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our operating businesses. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Note 15 – Subsequent Events

On October 5, 2021, the Board granted a total of 225,579 performance restricted stock units (“PSUs”) to certain directors, officers, and advisors of the Company in exchange for the cancellation of 180,455 previously issued and unvested restricted stock units (“RSUs”). The PSUs add a performance vesting condition that will only be satisfied upon the occurrence of a “Liquidity Event” as defined in the PSU Agreement to include the listing of a class of the Company’s equity securities on a national securities exchange or the occurrence of a Change of Control (as defined in the Plan). The PSUs were granted under the Plan. Each PSU represents a contingent right to receive one share of the Company’s Class A Common Stock. In addition to the performance vesting condition described above, the grants are also subject to time-based vesting conditions set forth in the individual PSU agreements.

On November 1, 2021, 81,198 shares of Class B Common Stock were converted into 81,198 shares of Class A Common Stock. There are no remaining Class B shares outstanding as of November 1, 2021.

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

On September 25, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among us, our stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, Blumenthal Family Investment Joint Venture, L.P., and Jeffrey C. Piermont (collectively, the “Buyers”), pursuant to which the Buyers paid $450,000 in aggregate cash consideration for (i) 2,340,000 shares of our Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of our issued and outstanding shares as of September 25, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in our notes payable, and (B) an aggregate of approximately $54,187 in loans payable by us (the “Acquisition”). As a result of the Acquisition, the Buyers held a controlling interest in us. The above share amounts have been adjusted to reflect the Reincorporation (as defined below).

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

Recent Developments

COVID-19-Related Considerations

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. In March and April 2020, our businesses began to feel the impact of the COVID-19 pandemic which resulted in a temporary decline in the demand for our services. Subsequently, demand for our services stabilized and eventually normalized to historical levels. As the demand for our services returned to historical levels, we began to experience some shortages of skilled labor to perform certain of our select services. We have continued to experience isolated difficulties in hiring additional seasonally required employees to staff our various businesses and we have been required to implement safety protocols that has reduced our efficiency. Additionally, certain of our employees have experienced illness related to the pandemic which temporarily reduced our capacity. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Results of Operations

Reclassifications

The Company revised its consolidated financial statements for 2020 and 2021 to correct the classification of certain expenses between General and Administrative Expense and Cost of Services. The revision resulted in an increase to Cost of Services and an equal and offsetting decrease to General and Administrative Expense. There is no impact on loss from operations, net loss, net loss attributable to noncontrolling interest, net loss attributable to common shareholders, or net loss per common share. In addition, there is no impact on the Company’s consolidated balance sheet, consolidated statement of equity and redeemable noncontrolling interest, or the consolidated statement of cash flow.

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months	Three Months
	Ended September	Ended September	Increase (Decrease)
	30, 2021	30, 2020	in Dollars
Revenues	$5,292,647	$2,148,538	$3,144,109
Operating costs and expenses:
Cost of services provided	3,386,990	1,483,885	1,903,105
General and administrative expenses	3,340,961	1,393,940	1,947,021
Sales and marketing	99,876	37,914	61,962
Total operating costs and expenses	6,827,827	2,915,739	3,912,088
Loss from operations	(1,535,180)	(767,201)	(767,979)
Other income (loss)	23,324	(753)	24,077
Net loss	(1,511,856)	(767,954)	(743,902)
Less: Net loss attributable to noncontrolling interest	(255,666)	(3,973)	(251,693)
Net loss attributable to common shareholders	$(1,256,190)	$(763,981)	$(492,209)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawn care, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $5.3 million during the three months ended September 30, 2021 as compared to revenue of $2.1 million the three months ended September 30, 2020. The increase in revenue was primarily attributable to the acquisition of Zodega in the first quarter of 2021, which contributed revenue of approximately $2.9 million for the three months ended September 30, 2021.

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the three months ended September 30, 2021 increased $1.9 million as compared to costs of services provided in the three months ended September 30, 2020 primarily due to the acquisition of ANC Zodega in the first quarter of 2021.

General and administrative expenses

General and administrative expenses were $3.3 million during the three months ended September 30, 2021 as compared to $1.4 million during the three months ended September 30, 2020. The increase was primarily attributable to the acquisition of Zodega in the first quarter of 2021 and an increase in professional fees during the three months ended September 30, 2021.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $0.1 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, which was primarily attributable to the acquisition of ANC Zodega.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months	Nine Months	Increase
	Ended September	Ended September	(Decrease) in
	30, 2021	30, 2020	Dollars
Revenues	$13,686,261	$5,471,741	$8,214,520
Operating costs and expenses:
Cost of services provided	8,737,395	3,458,056	5,279,339
General and administrative expenses	7,821,341	4,543,347	3,277,994
Sales and marketing	459,541	159,692	299,849
Total operating costs and expenses	17,018,277	8,161,095	8,857,182
Loss from operations	(3,332,016)	(2,689,354)	(642,662)
Other income	456,554	32,435	424,119
Net loss	(2,875,462)	(2,656,919)	(218,543)
Less: Net loss attributable to noncontrolling interest	102,873	(27,174)	130,047
Net loss attributable to common shareholders	$(2,978,335)	$(2,629,745)	$(348,590)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which includes lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $13.7 million during the nine months ended September 30, 2021 as compared to revenue of $5.5 million during the nine months ended September 30, 2020. The increase in revenue was primarily attributable to the acquisition of ANC Zodega in the first quarter of 2021 and a full nine months’ revenue from ANC Potter’s and ANC Smith’s.

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the nine months ended September 30, 2021 increased $5.3 million as compared to costs of services provided in the nine months ended September 30, 2020 primarily due to the acquisitions of ANC Zodega in the first quarter of 2021 and a full nine months of ANC Potter’s and ANC Smith’s costs.

General and administrative expenses

General and administrative expenses were $7.8 million during the nine months ended September 30, 2021 as compared to $4.5 million during the nine months ended September 30, 2020. The increase was attributable to the acquisition of ANC Zodega in the first quarter of 2021, a full nine months of ANC Potter’s and ANC Smith’s expenses, and an increase in professional fees.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $0.3 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, which was primarily due to the acquisition of ANC Zodega in the first quarter of 2021 and a full nine months of ANC Green’s and ANC Smith’s expenses.

Other income (expense)

Other income (expense) of approximately $0.5 million for the nine months ended September 30, 2021 includes $0.4 million of other income related to forgiveness of a PPP loan and investment income from our holdings of highly liquid investments, which are classified as cash equivalents.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $20.1 million and total equity of $33.8 million. Net working capital was $19.1 million.

Our principal capital requirements are to fund our working capital needs and to make investments in line with our business strategy. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, and cash flows from financing activities. In addition, as a public company, we may from time to time access the capital markets through the offering and sale of our securities. However, there can be no assurance that any such alternative sources would be available or sufficient. We believe that our cash on hand will be sufficient to meet our future operating and capital expenditure cash requirements for the next twelve month.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Net cash used in operating activities	$(1,974,570)	$(1,467,579)
Net cash used in investing activities	$(2,798,711)	$(3,689,488)
Net cash provided by financing activities	$10,574,017	$2,858,910

Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $2.0 million primarily as a result of our net loss offset, in part, by stock-based compensation of $1.2 million, and depreciation and amortization expense of $1.2 million. During the nine months ended September 30, 2020, cash used in operating activities was $1.5 million primarily as a result of our net loss offset, in part, by share-based compensation of $0.8 million, depreciation and amortization expense of $0.8 million and changes in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2021, we used $2.8 million of cash in investing activities primarily as a result of our acquisition of ANC Zodega and the subsidiaries for $1.2 million, the issuance of a related party loan of $1.2 million, and the purchase of fixed assets for $0.4 million. During the nine months ended September 30, 2020, we used $3.7 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively.

Financing Activities

During the nine months ended September 30, 2021, $10.6 million of cash was provided by financing activities, primarily from the net proceeds from the issuance of shares in private placements of $11.5 million. During the nine months ended September 30, 2020, $2.9 million of cash was provided by financing activities from the issuance of shares in a private placement and the proceeds from borrowings under notes payable.

Contractual Obligations

We have deferred purchase consideration associated with the acquisitions of ANC Green Solutions I, ANC Potter’s, ANC Smith’s and ANC Zodega of approximately $1.0 million in aggregate, of which $0.8 million is payable within the next twelve months and $0.2 million is classified as a long term obligation.

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and trucks. As of September 30, 2021 and December 31, 2020, $2.6 million and $1.1 million, respectively, was outstanding under the loan agreements. The loans have remaining terms ranging from 1 year to 5 years.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Management’s evaluation identified the following material weakness as of September 30, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number
10.1	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2021 (File No. 000-55882)).
10.2

Separation Agreement and Release of All Claims, dated November 1, 2021, between the Company and Jeffrey C. Piermont (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2021 (File No. 000-55882)).

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

32.1	Certification of Periodic Report by Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Periodic Report by Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Chairman’s Letter dated October 19, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2021 (File No. 000-55882)).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDOVER NATIONAL CORPORATION
(Registrant)

Date: November 22, 2021	By:	/s/ Peter A. Cohen
Peter A. Cohen
Chief Executive Officer
Principal Executive Officer

Date: November 22, 2021	By:	/s/ Milun K. Patel
Milun K. Patel
Chief Financial Officer
Principal Financial and Accounting Officer