Form 10-K
period 2021-12-31
Andover National Corp
filed 2022-05-25
CIK 1712543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

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

As of May 24, 2022, there were 3,650,165 shares of Class A Common Stock, and 0 shares of Class B Common Stock, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy,” “future,” “likely” or the negative thereof or other variations thereon or other comparable terminology. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding: expectations for revenues, cash flows and financial performance and the anticipated results of our ongoing development and business strategies.

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

Item 1. Business

Company History and Acquisition

Andover National Corporation, (“We”, or “The Company”), was organized in the State of Utah on March 20, 2014 as Acadia Technologies, Inc. We changed our name to Edgar Express, Inc. (“Edgar Express”) on September 15, 2016.

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

On October 4, 2019, Andover Environmental Solutions, LLC, our wholly-owned subsidiary (“Andover Environmental”), entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased sixty percent (60)% of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments. The primary reason for this acquisition was to expand our business into new markets, and to increase the revenue through acquisitions using cash we have available through recent sales of equity securities. We were able to obtain control through the cash purchase of membership interests in a newly formed subsidiary.

On February 3, 2020, Potter’s Professional Lawn Care, LLC, our indirect subsidiary (“Potter’s Buyer”), entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”) with Potter’s Professional Lawn Care, Inc., a Florida corporation (“Potter’s Seller”), and the shareholders of Potter’s Seller party thereto, pursuant to which Potter’s Buyer purchased from Potter’s Seller a sixty percent (60)% interest in all of Potter’s Seller’s right, title and interest in and to all of Potter’s Seller’s property and assets, for $1,680,000 in cash, subject to certain adjustments.

On February 28, 2020, Smith’s Tree Care, LLC (“Smith’s Buyer”), our indirect subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith’s Purchase Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, LLC, our indirect subsidiary, Utro Crane Company, Inc., a Virginia corporation, and ANC Green Solutions - Smith’s, LLC, our indirect subsidiary (“ANC Smith’s”), pursuant to which, among other things, (i) Smith’s Buyer purchased an undivided sixty percent (60)% interest in all of Smith’s Seller’s right, title and interest in and to all of Smith’s Seller’s property and assets (the “Smith’s Acquired Assets”), in consideration for an aggregate purchase price payable by Smith’s Buyer of approximately $3.0 million, subject to certain adjustments, as set forth in the Smith’s Purchase Agreement and (ii) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40)% interest in the Smith’s Acquired Assets in exchange for equity securities of ANC Smith’s.

On January 20, 2021, Zodega Landscape Services, LLC (“Zodega Buyer”), our indirect subsidiary, entered into an Asset Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. (d/b/a Zodega-TIS Services), a Texas corporation (“Zodega Seller”), ANC Green Solutions - Zodega, LLC (“ANC Zodega”), our indirect subsidiary, and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, (i) Zodega Buyer purchased an undivided fifty-one percent (51)% interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Zodega Acquired Assets”), in consideration for 51,290 shares of our Class A Common Stock (including 5,129 holdback shares), with a value of approximately $0.6 million, subject to certain adjustments, as set forth on the Zodega Purchase Agreement, (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega an undivided forty-nine percent (49)% interest in the Acquired Assets in exchange for equity securities of ANC Zodega’s and (iii) at the closing, for and in consideration of the transfer of the Majority Interest, Zodega Seller conveyed, transferred, assigned, and delivered to ANC Zodega, 51,290 ANC Shares (including 5,129 holdback shares), the aggregate value of such ANC Shares being equal to $564,185 and shall assume the Assumed Liabilities. The closing of the transactions contemplated by the Zodega Purchase Agreement occurred on January 20, 2021.

Following our initial acquisition of the Zodega business, Zodega has completed four bolt-on acquisitions of businesses providing landscaping and hardscaping, landscape design, lawn and landscape maintenance and related services in Texas.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $1.0 million, to fund the acquisition of substantially all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.3 million. The promissory note agreement bears interest at a rate of the Wall Street Journal Prime Rate (“WSJ Prime”) plus 7.0%, is guaranteed personally by Messrs. Larry Litton Jr. and Robert Dihu, and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 18, 2021, the Company’s subsidiary, ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.3 million, to fund the acquisition of substantially all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.1 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0%, is guaranteed personally by Messrs. Larry Litton Jr. and Robert Dihu, and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On February 19, 2021, the Company’s subsidiary, ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $2.0 million, to fund the acquisition of substantially all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.9 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0%, is guaranteed personally by Messrs. Larry Litton Jr. and Robert Dihu, and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On March 12, 2021, the Company’s subsidiary, ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.2 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0%, is guaranteed personally by Messrs. Larry Litton Jr. and Robert Dihu, and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement.

On April 18, 2022, Andover Environmental Solutions, LLC entered into a Membership Interest Purchase Agreement with Litton Enterprises Inc. and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, the sale of fifty-one percent (51)% interest of ANC Zodega, will consolidate indirect ownership of all of the Zodega Opco Assets (“Zodega Opco Assets”) (collectively, the “Litton Sale”). The aggregate purchase price for the Purchased Interests (the “Purchase Price”) was equal to: (i) the Promissory Note, Pledge, and Guaranty by Purchaser and the pledgors and guarantors specified therein in the principal amount of $1.8 million which is to be received on or by May 27, 2022, and (ii) 51,290 shares of Class “A” Common Stock. As part of the sale, the Litton and Zodega loans (“Litton and Zodega loans”) to ANC Zodega were forgiven. The total amount lent to Litton and Zodega, both including interest, was $1,330,558 and $849,903, respectively. The loans were originally lent for purposes of infusing ANC Zodega with cash upon the initial purchase in January 2021.

The Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) on November 30, 2021 to suspend its public reporting filing responsibilities due to the significant costs of operating as a public reporting company. As a result, the Company will cease to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC and stockholders will cease to receive annual reports and proxy statements.

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

Overview

Historically, we used our permanent capital base to buy majority stakes in successful private companies with an orientation towards growth. Our current principal focus is essential environmental services and related industries primarily located in the Southern United

States. These include but are not limited to companies in the commercial landscaping, commercial and residential tree care, and pest control.

Unlike traditional private equity funds, our investment approach and structure allow our minority operating partners to preserve their successful operating cultures and unique brand identities. Maintaining large minority stakes in their businesses also aligns our interests and has allowed us to build a large pipeline of attractive acquisition opportunities. We find many owners in our target markets desire some liquidity, but still want to manage and grow their businesses by leveraging their experience and local relationships. We believe these owners will achieve greater success by partnering with us, as they gain not only access to stable sources of capital but have more freedom to manage their operations with a focus on growth. We typically acquire no less than 51% and no more than 70% of a company with the balance remaining with the operating partner.

Presently, we are focused on essential environmental services, which we define as commercial landscaping, commercial and residential tree care, and pest control. These markets are estimated to be worth approximately $65.0 billion, $24.0 billion, and $12.0 billion, respectively, per year in the United States, according to the US Department of Commerce and industry trade journals. These are highly fragmented industries, offering services that are non-discretionary, and not subject to significant technological disruption. The growth rates of these industries have also outpaced general economic growth for many years, based on industry trade journals. We also typically see significant amounts of contractual revenue in the companies we acquire, with relatively low rates of customer attrition.

We believe many emerging secular trends support demand for the environmental services we provide, and that these will further enhance the durability and growth of our chosen industries for decades. These trends are more prevalent in the Southeast, and include steady population growth, stable economic activity, severe and persistent tropical weather, and relatively longer growing seasons. The intense concentration of demand for our environmental services in the Southeastern United States and the business-friendly operating environment makes this an ideal geographic area on which to focus.

As of this filing date, we have successfully closed on four platform businesses. We have also successfully closed on three bolt-on businesses for ANC Zodega. In connection to the Litton Sale, we disposed of the one platform and three bolt-on businesses. The remaining three bolt-on businesses generated approximately $9.6 million in revenue during 2021. In the years prior to our acquisitions, our newly acquired businesses showed steady growth and consistent profitability.

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

We avoid the use of excessive debt or esoteric financial engineering to acquire companies. Unlike traditional private equity investors, we do not expect our success will be solely driven by monetizing our portfolio companies through an eventual sale, but primarily through the growth of our companies. This allows us to take a long-term view on increasing the value of our businesses and growing their profits, which we believe makes Andover an increasingly attractive acquirer. We also seek to partner with owners who share a strong sense of commitment to their employees, clients, and community—traits we believe are critical to everyone’s long-term success.

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

Our initial platform acquisition was in October 2019 for Superior Services located in Huntsville, Alabama which is a commercial landscaping and pest-control business. Superior Services has ambitions to become one of the largest pest control and landscaping providers in southern Tennessee and northern Alabama, which are both economically vibrant areas with fast-growing demand for these services. Superior Services also has a small mosquito control franchise business.

Our second platform acquisition was in February 2020 for Potter’s Lawn and Landscaping of Pompano Beach, Florida which is a commercial landscaping and pest control business focusing on municipalities and home-owners associations, which are widespread throughout the state. This platform company continues to grow, and our operating partner aims to expand along the east coast of Florida towards Vero Beach, a corridor that is seeing strong population and economic growth. Furthermore, this platform company has an expanding base of pest control customers which will grow as it continues cross selling these services to commercial landscaping clients.

Our third platform acquisition was in February 2020 for Smith’s Tree Care, located in Newport News, Virginia which is a commercial tree care business. This platform company has large amounts of commercial, governmental and university work that is stable and growing. Moreover, our operating partners at Smith’s Tree Care are focused on a meaningful opportunity to grow organically by expanding their operational footprint beyond their current market.

Our fourth platform acquisition was in January 2021 for Zodega Landscape Services, LLC in Houston, Texas which is a commercial and residential landscaping company. This platform company has a customer mix that is varied including significant amounts of residential and commercial work on a contractual basis. Since our transaction, Zodega has completed four bolt-on acquisitions as of this filing date, including three businesses focused in the Dallas, Texas area. Zodega’s acquisition activity has been focused on growing its recurring maintenance business, while still maintaining a healthy pipeline of higher margin installation work which is expected to augment maintenance revenues. On April 18, 2022, we sold our interest in Zodega Landscaping, LLC.

On a combined basis, our remaining three operating companies currently have thousands of customers and hundreds of employees. These companies have generated positive historical cash flow, owing to their modest capital expenditure requirements and their relatively high margins. They exemplify the types of businesses partners and geographies we seek due to their significant upside potential.

The pandemic negatively impacted our three operating businesses from labor shortages due to increased costs of goods sold. Each operating business applied for and received PPP Loans (as defined below) which helped stabilize operations. In addition, our operations in Texas were negatively impacted by a major power crisis resulting from three severe winter storms. In response, we have undertaken measures to reduce costs, including suspending our public reporting filing responsibilities as well as reducing headcount and eliminating our physical office space.

Competition

There are well over 100,000 commercial operators within our target verticals of landscaping, tree care and pest control with the vast majority being sole-proprietorships.

There are also a number of larger players in the United States, including:  Orkin, Terminix, BrightView, TruGreen Cos, Rentokil, The Davey Tree Expert, Cook’s Pest Control, Yellowstone, Bartlett Tree, Asplundh Tree Service, Gunnison Tree Services, Xylem Tree Service, SCG Partners, SavATree, Anticimex and Gothic Landscape. The largest competitor in the landscaping and tree care space is BrightView, with an approximately 2.6% share of the U.S. market as of 2018, and the largest competitor in pest control is Orkin, with an approximately 12.3% share of the U.S. market as of 2018. These larger players offer brand name recognition as well as best practices and economies of scale.  Our model is distinct in that we offer founders the ability to maintain their local brands as well as active management in terms of strategic direction and control.

Seasonality

Our commercial landscaping, tree care and pest control service operations in Florida, Texas, Virginia and Alabama experience seasonal variability during the winter months.  Typically, our revenues and net income have been significantly higher in the spring and summer seasons.

Employees

As of December 31, 2021, we had six employees at the corporate level and our operating businesses had an aggregate of approximately 200 employees.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We have historically incurred losses as we sought to grow the business, and we anticipate that we will continue to incur losses for the foreseeable future.
●	We may have difficulty integrating the operations of companies or businesses that we may acquire and may incur substantial costs in connection therewith.
●	Our senior management team have limited or no operational experience in the day-to-day operations of the industries in which our businesses operate.
●	If we decide to acquire a business outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have sufficient knowledge relating to the targets, the jurisdiction in which they operate, or their industry to make an informed decision regarding such business acquisitions.
●	Substantial resources could be expended in researching business acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate business acquisitions.
●	We are dependent upon our key personnel, including our strategic operating partners.
●	Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations and cash flows.
●	Our business, results of operations and financial condition may be materially adversely impacted by public health epidemics, including the recent coronavirus pandemic and other outbreaks.
●	Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows.
●	Our business success depends on our ability to preserve long-term customer relationships.
●	Seasonality affects the demand for our services and our results of operations and cash flows.
●	Our operations are impacted by weather conditions.
●	Increases in raw material costs, fuel prices, wages and other operating costs could adversely impact our business, financial position, results of operations and cash flows.
●	Product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers could affect our financial health.

●	If we are unable to accurately estimate the overall risks, requirements or costs when our operating partners bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.
●	Our results of operations are subject to periodic fluctuations. Our services have been, and in the future may be, adversely impacted by declines in the new commercial and residential construction and housing sectors, as well as in spending on repair and upgrade activities. Such variability in this part of our business could result in lower revenues and reduced cash flows and profitability.
●	Our future success depends on our ability to attract, retain and maintain positive relations with trained workers.
●	Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.
●	Some of the equipment that our employees use is dangerous, and an increase in accidents resulting from the use of such equipment could negatively affect our reputation, results of operations and financial position.
●	Our use of subcontractors to perform work under certain customer contracts exposes us to liability and financial risk.
●	If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
●	Compliance with environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, or liabilities thereunder, as well as the risk of potential litigation, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.
●	Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may adversely impact the demand for our services.
●	We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
●	We are a non-reporting company.
●	Our Class A Common Stock is not quoted or traded in any market, limiting liquidity opportunities for investors.
●	The price of our Class A Common Stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Class A Common Stock.
●	We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest, and similar matters.
●	Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.
●	We may fail to maintain effective internal controls over external financial reporting or such controls may fail or be circumvented.
●	Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial position and results of operations.
●	Any failure, inadequacy, interruption, security failure or breach of our information technology systems, whether owned by us or outsourced or managed by third parties, could harm our ability to effectively operate our business and could have a material adverse effect on our business, financial position and results of operations.
●	If we fail to protect the security of personal information about our customers, employees or third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

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

Our growth strategy depends to a significant degree upon our ability to successfully acquire, develop, and profitably operate new businesses, in industries and markets that we choose to enter. The successful acquisition and development of new businesses will depend on a number of factors, including the identification and availability of suitable assets, businesses or acquisition candidates, the determination of new industries in which to expand, the availability of adequate financing, the hiring, training, and retention of qualified employees, the ability of management to effectively control the expansion process, and other factors, some or all of which may be beyond our control. As a result, there can be no assurance that we will be able to implement our growth strategy, to acquire new businesses on a timely and cost-efficient basis, or to operate our new businesses profitably. If the expected operating efficiencies from such transactions do not materialize, if we fail to integrate new businesses into our existing portfolio, or if the costs of such integration exceed expectations, our operating results and financial condition would be adversely affected.

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

Our senior management team has limited or no operational experience in the industries in which we operate. Our management team relies on the knowledge and talent of the operating partners and employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

If we decide to acquire a business outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have sufficient knowledge relating to the targets, the jurisdiction in which they operate, or their industry to make an informed decision regarding such business acquisitions.

Our management’s expertise is concentrated primarily in finance and investing, with substantial collective experience allocating capital to build, manage, and operate public and private companies. Should a favorable business opportunity present itself in an industry or area that is outside of our management’s expertise, our ability to assess the growth potential, financial condition, experience and skill of incumbent management, competitive position, regulatory environment, and other criteria in evaluating such a business opportunity may be adversely affected. If we determine to enter into an acquisition with a prospective target business which is outside of the expertise of our management, no assurance can be given that we will be able to complete such an acquisition successfully.

Substantial resources could be expended in researching business acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate business acquisitions.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and other third-party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed acquisition we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business acquisition for any number of reasons, many of which are beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business acquisition.

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

Since November 1, 2021, Jeffrey C. Piermont, the Company’s former President and Chief Operating Officer and Milun K. Patel, the Company’s former Chief Financial Officer, have separated from the Company.

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

We primarily provide services pursuant to agreements that are cancellable by either party upon 30-days’ notice or no notice at all. Consequently, our customers can unilaterally terminate all services pursuant to the terms of our service agreements, without penalty.

Seasonality affects the demand for our services and our results of operations and cash flows.

The demand for our landscaping, tree care and pest control service operations in Virginia, Florida, and Alabama are affected by the seasonal nature of our services in certain regions. In geographies that do not have a year-round growing season, the demand for our services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with our second and third fiscal quarters. Our businesses may experience lower activity levels during the winter months. Such seasonality causes our results of operations to vary from quarter to quarter. Due to the relative seasonal nature of the services we provide, we can experience seasonality in our employment and working capital needs. Our employment and working capital needs can correspond with the increased demand for our services in the spring and summer months and employment levels and operating costs are generally at their highest during such months. Consequently, our results of operations and financial position can vary from year-to-year, as well as from quarter-to-quarter. If we are unable to effectively manage the seasonality and year-to-year variability, our results of operations, financial position and cash flow may be adversely affected.

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

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, including account, branch and regional management personnel. The landscape, pest control and tree care services industries are labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition, like many service providers who conduct a portion of their operations in seasonal climates, we employ a portion of our field personnel for only part of the year. The adoption of various pandemic recovery measures by the U.S. government is aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. Such individuals may be attractive employment prospects for Andover, but COVID-19 enhanced unemployment benefits in some jurisdictions where we hire may exceed local prevailing wages and may make it more difficult for us to hire a sufficient number of employees to support our contractual commitments or may result in higher costs, lower contract profitability, higher turnover and reduced operational efficiencies, which could, in the aggregate, have a material adverse impact on our results of operations.

As of December 31, 2021, we did not have any employees represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be disrupted and negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations.

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

Many of the services that we provide pose the risk of serious personal injury to our employees. Our employees regularly use dangerous equipment, such as lawn mowers, edgers, wood chippers, chain saws, boom cranes, bucket trucks and other power equipment. As a result, there is a significant risk of work-related injury and workers’ compensation claims. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims or fail to comply with worker health and safety regulations, our operating results and financial position could be materially and adversely affected. In addition, the perception that our workplace is unsafe may damage our reputation among current and potential employees, which may impact our ability to recruit and retain employees, which may adversely affect our business and results of operations.

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

Such arrangements may involve subcontracts where we do not have direct control over the performing party. A failure to perform, for whatever reason, by one or more of our subcontractors, or the alleged negligent performance of, the agreed-upon services may damage our reputation or expose us to liability. Although we have in place controls and programs to monitor the work of our subcontractors, there can be no assurance that these controls or programs will have the desired effect, and we may incur significant damage to our reputation or liability as a result of the actions or inaction of one or more of our subcontractors, any of which could have a material adverse effect on our business, financial position and results of operations.

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

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures or disgorgement of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual business to incur substantial increases in costs in order to comply with such laws and regulations.

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

Risks Relating to Ownership of our Class A Common Stock

We are a non-reporting company.

In November 2021, we filed a Form 15 with the SEC to deregister our stock. As a result, we no longer have an obligation to publicly disclose financial and other information. Following the filing of this Annual Report on Form 10-K, we will cease to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC, and stockholders will cease to receive annual reports and proxy statements. We do intend to continue to prepare audited annual financial statements and periodic unaudited financial statements and plan to make audited annual financial statements available to our stockholders. Nonetheless, our stockholders will have significantly less information about the Company and our business, operations, and financial performance than they have previously. We do intend to continue to hold stockholder meetings as required under Delaware law, including annual meetings, or to take actions by written consent of our stockholders in lieu of meetings.

As a result of our deregistration and delisting, we are no longer subject to the provisions of the Sarbanes-Oxley Act or the liability provisions of the Exchange Act. Our executive officers, directors and 10% stockholders are no longer required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders are no longer subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock are no longer required to report their beneficial ownership under the Exchange Act. Additionally, we do not have the ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we have a decreased ability to use stock to acquire other companies. Furthermore, our public reporting obligations could be reinstated if on the first day of any fiscal year we have more than 300 stockholders of record, in which instance we would be required to resume reporting pursuant to Section 15(d) of the Exchange Act.Our Class A Common Stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

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

Management’s evaluation identified the following material weaknesses as of December 31, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting, and lack of formal review process including multiple levels of review over financial reporting areas. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not adequate.

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

Item 3. Legal Proceedings

On October 27, 2021, CJ’s Yardworks, Inc. filed a lawsuit against the Company’s then-subsidiary, Zodega Landscape Services, LLC. Currently, CJ’s Yardworks, Inc. (plaintiff and counter-defendant in the case) asserts claims against Zodega Landscape Services, LLC (defendant, counter-plaintiff, and third-party plaintiff in the case), two of Zodega’s employees (defendants in the case), and Zodega’s current owner (defendant in the case) in connection with Zodega’s purchase of assets related to the CJ’s Yardworks business in February 2021 (the “CJ Acquisition Transaction”).

CJ’s Yardworks asserts claims of breach of contract, conversion, and fraudulent conveyance. CJ’s Yardworks alleges that Zodega has collected and failed to remit accounts receivables that still belong to CJ’s Yardworks, and that Zodega is late on payments under a promissory note owed to it by Zodega. CJ’s Yardworks seeks monetary damages, prejudgment and post-judgment interest, and other remedies deemed appropriate by the court on a joint and several liability basis. One of the owners of CJ’s Yardworks has also asserted that Zodega has breached the consulting agreement and real property lease entered into in connection with the CJ Acquisition Transaction and seeks monetary damages.

Zodega counter-sued CJ’s Yardworks and its owners (as third-party defendants) for breach of contract, fraud, negligent misrepresentation, and unjust enrichment. Zodega’s counter-claims assert that CJ’s Yardworks and its owners misrepresented financial and other material information to Zodega in connection with the CJ Acquisition Transaction to inflate the purchase price of the acquisition and breached contractual representations, warranties, covenants, and obligations under the transaction documents for the CJ Acquisition Transaction. Zodega seeks monetary damages, attorneys’ fees, exemplary and treble damages, and any other relief deemed appropriate by the court.

Zodega and CJ’s Yardworks have filed answers to the respective complaints, and discovery has begun. The lawsuit is currently pending in the District Court of Harris County, Texas, 152nd Judicial District (Case No. 2021-70626).

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

As of April 22, 2022, we had approximately 166 holders of record of our Class A Common Stock, and 3,650,165 of our Class A Common Stock outstanding.

Dividends and Distributions

We have not paid any cash dividends on our Class A Common Stock since inception. All earnings were retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

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

On September 25, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among us, our stockholders (collectively, the “Sellers”), John D. Thomas, P.C., as the Sellers’ representative, and Windber National LLC, The Peter A. Cohen Revocable Trust, and Blumenthal Family Investment Joint Venture, L.P.(collectively, the “Buyers”), pursuant to which the Buyers paid $450,000 in aggregate cash consideration for (i) 2,340,000 shares of our Class A Common Stock, par value $0.001, from the Sellers, which shares constituted 99.96% of our issued and outstanding shares as of September 25, 2018 and (ii) the extinguishment and payment in full of (A) an aggregate of approximately $307,371 in our notes payable, and (B) an aggregate of approximately $54,187 in loans payable by us (the “Acquisition”). As a result of the Acquisition, the Buyers held a controlling interest in us. The above share amounts have been adjusted to reflect the Reincorporation (as defined below).

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

On October 4, 2019, Andover Environmental Solutions, LLC, our wholly-owned subsidiary (“Andover Environmental”), entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental purchased sixty percent (60)% of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4,000,000 in cash, subject to certain adjustments (the “Business Combination”). The primary reason for this acquisition was to expand our existing business into new markets, and to increase the revenue through acquisitions using cash we have available through recent sales of equity securities. We were able to obtain control through the cash purchase of membership interests in a newly formed subsidiary.

On February 3, 2020, Potter’s Professional Lawn Care, LLC, our indirect subsidiary (“Potter’s Buyer”), entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”) with Potter’s Professional Lawn Care, Inc., a Florida corporation (“Potter’s Seller”), and the shareholders of Potter’s Seller party thereto, pursuant to which Potter’s Buyer purchased from Potter’s Seller a sixty percent (60)% interest in all of Potter’s Seller’s right, title and interest in and to all of Potter’s Seller’s property and assets, for $1,680,000 in cash, subject to certain adjustments.

On February 28, 2020, Smith’s Tree Care, LLC (“Smith’s Buyer”), our indirect subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith’s Purchase Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, LLC, our indirect subsidiary, Utro Crane Company, Inc., a Virginia corporation, and ANC Green Solutions - Smith’s, LLC, our indirect subsidiary (“ANC Smith’s”), pursuant to which, among other things, (i) Smith’s Buyer purchased an undivided sixty percent (60)% interest in all of Smith’s Seller’s right, title and interest in and to all of Smith’s Seller’s property and assets (the “Smith’s Acquired Assets”), in consideration for an aggregate purchase price payable by Smith’s Buyer of approximately $3.0 million, subject to certain adjustments, as set forth in the Smith’s Purchase Agreement and (ii) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40)% interest in the Smith’s Acquired Assets in exchange for equity securities of ANC Smith’s.

On January 20, 2021, Zodega Landscape Services, LLC (“Zodega Buyer”), our indirect subsidiary, entered into an Asset Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. (d/b/a Zodega-TIS Services), a Texas corporation (“Zodega Seller”), ANC Green Solutions - Zodega, LLC (“ANC Zodega”), our indirect subsidiary, and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, (i) Zodega Buyer purchased an undivided fifty-one percent (51)% interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Zodega Acquired Assets”), in consideration for shares of our Class A Common Stock, (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega an undivided forty-nine percent (49)% interest in the Zodega Acquired Assets (the “Zodega Contributed Assets”) in exchange for equity securities of ANC Zodega, and (iii) ANC Zodega conveyed, transferred, assigned and delivered the Zodega Contributed Assets to Zodega Buyer. The closing of the transactions contemplated by the Zodega Purchase Agreement occurred on January 20, 2021. Following our initial acquisition of the Zodega business, Zodega has completed four bolt-on acquisitions of businesses providing landscaping and hardscaping, landscape design, lawn and landscape maintenance and related services.

On March 2, 2022, Peter Cohen, the Company’s Chairman and CEO, mutually agreed to Mr. Cohen’s resignation as CEO effective immediately. Mr. William Greenblatt, a member of the Board of Directors of the Company, was elected as interim CEO, effective immediately. Mr. Cohen remained as Chairman of the Board of the Company.

On March 31, 2022, Milun K. Patel, the Company’s CFO and Head of Business Development, was terminated from his position, effective immediately.

On April 18, 2022, Andover Environmental Solutions, LLC, a Delaware limited liability company, entered into a Membership Interest Purchase Agreement with Litton Enterprises Inc. and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, the sale of the fifty-one percent (51)% interest of ANC Zodega, will consolidate indirect ownership of all of the Zodega Opco Assets. The aggregate purchase price for the Purchased Interests (the “Purchase Price”) was equal to: (i) the Promissory Note, Pledge, and Guaranty by Purchaser and the pledgors and guarantors specified therein in the principal amount of One Million Eight Hundred Thousand and No/100 Dollars ($1,800,000.00) which is to be received on or by May 27, 2022, and (ii) 51,290 shares of class “A” common stock of Andover National Corporation, a Delaware corporation. In relation to this sale, the Litton and Zodega loans to ANC Zodega were forgiven. The Litton and Zodega loans were unsecured related party agreements to infuse ANC Zodega with cash upon acquisition. The total amount lent to Litton and Zodega, both including interest, was $1,330,558 and $849,903, respectively. In 2021, Zodega contributed approximately 48% of Andover National consolidated revenues and approximately $3.6 million in loss from operations, $3.6 million in net loss, and $1.8 million in net loss attributable to common shareholders.

On May 20, 2022, the Company and Mr. Greenblatt, Interim CEO, mutually agreed to Mr. Greenblatt’s resignation as Interim CEO effective immediately. Company Director and Chairman Peter Cohen assumed responsibility as Interim CEO effective immediately. Mr. Greenblatt remains as a Director of the Company.

Recent Developments

Deregistration Under the Exchange Act

The Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) on November 30, 2021 to suspend its public reporting filing responsibilities due to the significant costs of operating as a public reporting company. As a result, the Company will cease to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC and stockholders will cease to receive annual reports and proxy statements.

COVID-19-Related Considerations

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. In March and April 2020, our businesses began to feel the impact of the COVID-19 pandemic which resulted in a temporary decline in the demand for our services. Subsequently, demand for our services stabilized and eventually normalized to historical levels. As the demand for our services returned to historical levels, we began to experience some shortages of skilled labor to perform certain of our select services. We have continued to experience difficulties in hiring additional seasonally required employees to staff our various businesses and we have been required to implement safety protocols that has reduced our efficiency. Additionally, certain of our employees have experienced illness related to the pandemic which temporarily reduced our capacity. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Results of Operations

Reclassifications

The Company revised its consolidated financial statements for 2020 to correct the classification of certain expenses between General and Administrative Expense and Cost of Services. The revision resulted in an increase to Cost of Services and an equal and offsetting decrease to General and Administrative Expense. There is no impact on loss from operations, net loss, net loss attributable to noncontrolling interest, net loss attributable to common shareholders, or net loss per common share. In addition, there is no impact on the Company’s consolidated balance sheet, consolidated statement of equity and redeemable noncontrolling interest, or the consolidated statement of cash flow.

Comparison of the Year ended December 31, 2021 and 2020

			Increase
	Year Ended	Year Ended	(Decrease)
	December 31, 2021	December 31, 2020	in Dollars
Revenues	$18,686,786	$7,702,866	$10,983,920
Operating costs and expenses:
Cost of services provided	11,938,605	4,977,482	6,961,123
General and administrative expenses	11,128,758	5,863,147	5,265,611
Goodwill and intangible asset impairment loss	7,017,538	—	7,017,538
Sales and marketing	525,111	207,497	317,614
Total operating costs and expenses	30,610,012	11,048,126	19,561,886
Loss from operations	(11,923,226)	(3,345,260)	(8,577,966)
Other income	449,832	225,189	224,643
Net loss	(11,473,394)	(3,120,071)	(8,353,323)
Less: Net income (loss) attributable to noncontrolling interest	(3,162,232)	105,204	(3,267,436)
Net loss attributable to common shareholders	$(8,311,162)	$(3,225,275)	$(5,085,887)

Revenue

Our revenue was generated from residential and commercial lawn care programs and services, which include lawncare, landscaping and hardscaping, irrigation and pest-control services, in addition to pest-control franchisor revenue. In addition, revenue is generated from tree care services, which includes tree service, tree removal, stump grinding, mulching, logging and related services. We generated revenues of approximately $18.7 million during the year ended December 31, 2021 as compared to revenue of $7.7 million during the year ended December 31, 2020. The increase in revenue was primarily attributable to the acquisition of ANC Zodega in the first quarter of 2021 and a full year of revenue from ANC Potter’s and ANC Smith’s.

Costs of services provided

Costs of services provided represents costs directly related to the provision of the lawn care, landscaping, tree care and pest-control services and include direct labor, materials and equipment depreciation. Costs of services provided during the year ended December 31, 2021 increased $7.0 million as compared to costs of services provided in the year ended December 31, 2020 primarily due to the acquisitions of ANC Zodega in the first quarter of 2021 and a full year of ANC Potter’s and ANC Smith’s costs.

General and administrative expenses

General and administrative expenses were $11.1 million during the year ended December 31, 2021 as compared to $5.9 million during the year ended December 31, 2020. The increase was attributable to the acquisition of ANC Zodega in the first quarter of 2021, a full year of ANC Potter’s and ANC Smith’s expenses, and an increase in professional fees.

Goodwill and intangible asset impairment loss

Goodwill and intangible asset impairment loss was $7.0 million during the year ended December 31, 2021 as compared to $0 during the year ended December 31, 2020. The increase was attributable to the impairment of goodwill and intangible assets for ANC Zodega and ANC Green.

Sales and marketing expenses

Sales and marketing expenses increased by approximately $0.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, which was primarily due to the acquisition of ANC Zodega in the first quarter of 2021 and a full year of ANC Green’s and ANC Smith’s expenses.

Other income (expense)

Other income (expense) was approximately $0.4 million for the year ended December 31, 2021, as compared to $0.2 million for the year ended December 31, 2020. The increase was attributable to $0.4 million of other income related to forgiveness of a PPP Loan and investment income from our holdings of highly liquid investments.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $19.0 million and total equity of $25.0 million. Net working capital was $18.9 million.

Our principal capital requirements are to fund our working capital needs and to make investments in line with our business strategy. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash, and cash flows from financing activities. We believe that our cash on hand will be sufficient to meet our future operating and capital expenditure cash requirements for at least the next twelve months from the date of this report.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	For the Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(3,083,692)	$(1,312,819)
Net cash used in investing activities	$(2,903,608)	$(4,139,699)
Net cash provided by financing activities	$10,640,878	$8,347,246

Operating Activities

During the year ended December 31, 2021, cash used in operating activities was $3.1 million primarily as a result of our net loss of $11.5, as well as increases in accounts receivable and prepaid expenses and other current assets of $1.2 million and $0.5 million, respectively, offset, in part, by goodwill and intangible asset impairment loss of $7.0 million, depreciation and amortization expense of $1.8 million, and stock-based compensation of $1.4 million. During the year ended December 31, 2020, cash used in operating activities was $1.3 million primarily as a result of our net loss offset, in part, by stock-based compensation of $1.0 million, depreciation and amortization expense of $1.2 million and changes in operating assets and liabilities.

Investing Activities

During the year ended December 31, 2021, we used $2.9 million of cash in investing activities primarily as a result of our acquisition of ANC Zodega and the subsidiaries for $1.2 million, the issuance of a related party loan of $1.4 million, and the purchase of fixed assets for $0.5 million, offset, in part by proceeds from the repayment of related party loans of $0.2. During the year ended December 31, 2020, we used $4.1 million of cash in investing activities primarily as a result of our acquisitions of ANC Potter’s and ANC Smith’s, net of cash acquired, for $1.5 million and $1.7 million, respectively.

Financing Activities

During the year ended December 31, 2021, $10.6 million of cash was provided by financing activities, primarily from the net proceeds from the issuance of shares in private placements of $11.5 million, proceeds from related party loans of $1.8 million and proceeds from notes payable of $0.7 million, offset, in part by payment of deferred consideration of $1.6 million, repayment of related party loans of $1.4 million and repayment of notes payable of $0.3 million. During the year ended December 31, 2020, $8.3 million of cash was provided by financing activities from the issuance of shares in a private placement and the proceeds from borrowings under notes payable.

Contractual Obligations

We have deferred purchase consideration associated with the acquisitions of ANC Green Solutions I, ANC Potter’s, ANC Smith’s and ANC Zodega of approximately $0.6 million in aggregate, of which $0.5 million is payable within the next twelve months and $0.1 million is classified as a long-term obligation.

We are also party to loan agreements, the proceeds of which were used to purchase certain equipment and trucks, as well as acquisition loans, and other sources of financing for the Company. As of December 31, 2021 and December 31, 2020, $2.7 million and $1.1 million, respectively, was outstanding under the loan agreements. The loans have remaining terms ranging from less than 1 year to less than 5 years.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: deferred income tax assets, accrued expenses, fair value of equity instruments, amounts recorded in business combinations, fair values assigned to intangible assets acquired, impairment of goodwill and long-lived assets, and reserves for any other commitments or contingencies. Management reviews critical accounting estimates on an ongoing basis and as needed prior to the release of annual financial statements. See also Note 2 to our consolidated financial statements, which discusses the significant assumptions used in applying accounting policies.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments, amounts recorded in business combinations, and reserves for any other commitments or contingencies. Management also makes critical accounting estimates that affect certain accounts including fair values assigned to intangible assets acquired and impairment of goodwill and long-lived assets. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

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

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Andover National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andover National Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity and redeemable noncontrolling interest, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

May 20, 2022

Andover National Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$18,956,277	$14,302,699
Accounts receivable, net	1,581,588	490,987
Prepaid expenses and other current assets	582,382	49,547
Inventory	341,026	—
Loans receivable - related party	1,210,750	—
Interest receivable - related party loan	119,808	—
Total current assets	22,791,831	14,843,233

Non-current assets:
Property and equipment, net	3,482,938	2,147,918
Right of use assets, net	549,719	258,523
Goodwill	3,731,281	7,913,123
Intangible assets, net	4,565,152	3,967,690
Total non-current assets	12,329,090	14,287,254

TOTAL ASSETS	$35,120,921	$29,130,487

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,979,567	$685,364
Current portion of deferred consideration	476,762	1,575,443
Current portion of notes payable	848,060	385,963
Current portion of debt, related party	162,066	—
Unearned revenue	113,691	—
Current portion of lease liabilities	292,852	82,225
Total current liabilities	3,872,998	2,728,995

Non-current liabilities:
Notes payable, net of current portion	1,883,827	753,458
Related party debt, net of current portion	247,000	—
Lease liabilities, net of current portion	268,782	176,298
Deferred consideration, net of current portion	136,965	346,884
Total long-term liabilities	2,536,574	1,276,640

Total liabilities	6,409,572	4,005,635

COMMITMENTS AND CONTINGENCIES - NOTE 14

Mezzanine equity:
Redeemable noncontrolling interest	3,684,140	3,265,892
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding as of December 31, 2021, and 2020, respectively	—	—
Class A Common stock, $0.001 par value; 60,000,000 shares authorized, 3,696,326 and 2,416,866 shares issued and outstanding as of December 31, 2021, and 2020, respectively	3,696	2,417
Class B Common stock, $0.001 par value; 7,500,000 shares authorized, zero and 81,198 shares issued and outstanding as of December 31, 2021, and 2020, respectively	—	81
Additional paid-in capital	38,812,335	25,704,408
Accumulated deficit	(14,870,523)	(6,559,361)
Total stockholders’ equity	23,945,508	19,147,545
Noncontrolling interest	1,081,701	2,711,415
Total equity	25,027,209	21,858,960
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$35,120,921	$29,130,487

The accompanying notes are an integral part of these consolidated financial statements

Andover National Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenues:
Revenues, net	$18,686,786	$7,702,866
Total revenue	18,686,786	7,702,866
Operating costs and expenses:
Cost of services provided	11,938,605	4,977,482
General and administrative	11,128,758	5,863,147
Goodwill and intangible assets impairment loss	7,017,538	—
Sales and marketing	525,111	207,497
Total operating costs and expenses	30,610,012	11,048,126
Loss from operations	(11,923,226)	(3,345,260)

Other income (expense):
Other income	56,916	—
Forgiveness of note payable	378,346	191,400
Investment income	—	34,976
Interest income	127,446	6,036
Interest expense	(112,876)	(7,223)
Total other income	449,832	225,189
Net loss	(11,473,394)	(3,120,071)
Less: Net income (loss) attributable to noncontrolling interest	(3,162,232)	105,204
Net loss attributable to common shareholders	$(8,311,162)	$(3,225,275)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders - Basic and Diluted	$(2.33)	$(1.62)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding - Basic and Diluted	3,573,657	1,996,044

The accompanying notes are an integral part of these consolidated financial statements

Andover National Corporation

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

							Total	Non-		Redeemable
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’	controlling		Noncontrolling
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity	Interest	Total Equity	Interest
Balance at January 1, 2021	2,416,866	$2,417	81,198	$81	$25,704,408	$(6,559,361)	$19,147,545	$2,711,415	$21,858,960	$3,265,892
Impact on noncontrolling interest from acquisition of ANC Zodega	—	—	—	—	—	—	—	1,950,766	1,950,766	—
Stock-based compensation	—	—	—	—	1,386,805	—	1,386,805	—	1,386,805	—
Issuance of Class A Common Stock for vested RSUs	64,048	64	—	—	(64)	—	—	—	—	—
Repurchase of warrant issued for cash	—	—	—	—	(75,000)	—	(75,000)	—	(75,000)	—
Conversion of Class B shares into Class A shares	81,198	81	(81,198)	(81)	—	—	—	—	—	—
Cancellation of restricted stock units	—	—	—	—	(255,713)	—	(255,713)	—	(255,713)	—
Issuance of Class A Common Stock in private placement, net of issuance costs	1,088,053	1,088	—	—	11,487,760	—	11,488,848	—	11,488,848	—
Issuance of Class A Common Stock in Zodega transaction, net of issuance cost	46,161	46	—	—	564,139	—	564,185	—	564,185	—
Net income (loss)	—	—	—	—	—	(8,311,162)	(8,311,162)	(3,580,480)	(11,891,642)	418,248
Balance at December 31, 2021	3,696,326	$3,696	—	$—	$38,812,335	$(14,870,523)	$23,945,508	$1,081,701	$25,027,209	$3,684,140

Balance at January 1, 2020	1,683,691	1,684	81,198	81	17,554,713	(3,334,086)	14,222,392	2,727,427	16,949,819	—
Impact on noncontrolling interest from acquisition of ANC Potter’s	—	—	—	—	—	—	—	—	—	1,145,363
Impact on noncontrolling interest from acquisition of ANC Smith’s	—	—	—	—	—	—	—	—	—	2,000,197
Stock-based compensation	—	—	—	—	980,649	—	980,649	—	980,649	—
Issuance of Class A Common Stock for vested RSUs	49,424	49	—	—	(49)	—	—	—	—	—
Issuance of Class A Common Stock for vested restricted stock	10,000	10	—	—	(10)	—	—	—	—	—
Issuance of Class A Common Stock in private placement, net of issuance costs	673,751	674	—	—	7,169,105	—	7,169,779	—	7,169,779	—
Distributed to noncontrolling interest	—	—	—	—	—	—	—	(400)	(400)	(484)
Net income (loss)	—	—	—	—	—	(3,225,275)	(3,225,275)	(15,612)	(3,240,887)	120,816
Balance at December 31, 2020	2,416,866	2,417	81,198	81	25,704,408	(6,559,361)	19,147,545	2,711,415	21,858,960	3,265,892

The accompanying notes are an integral part of these consolidated financial statements

Andover National Corporation

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(11,473,394)	$(3,120,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,809,583	1,158,436
Stock-based compensation	1,386,805	980,649
Impairment loss on goodwill and intangible assets	7,017,538	—
Cancellation of restricted stock units	(255,713)	—
Bad debt expense	70,013	24,695
Account earnout adjustments	3,843	—
Forgiveness of note payable	(378,346)	(191,400)
Non-cash lease expense	251,218	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(1,160,614)	(82,168)
Prepaid expenses and other current assets	(532,835)	(15,654)
Inventory	(282,766)	—
Interest receivable - related party loan	(119,808)	—
Accounts payable and accrued expenses	706,396	(67,306)
Unearned revenue	113,691	—
Lease liabilities	(239,303)	—
Net cash used in operating activities	(3,083,692)	(1,312,819)
Cash Flows from Investing Activities
Purchases of property and equipment	(508,477)	(996,795)
Disposal of property and equipment	27,500	37,490
Issuance of loans receivable - related party	(1,408,750)	—
Proceeds from repayment of loans receivable - related party	198,000	—
Acquisition of ANC Potter’s, net of cash acquired	—	(1,529,280)
Acquisition of ANC Smith’s, net of cash acquired	—	(1,651,114)
Acquisition of ANC Zodega, net of cash acquired	(1,211,881)	—
Net cash used in investing activities	(2,903,608)	(4,139,699)
Cash Flows from Financing Activities
Proceeds from notes payable	700,000	1,238,796
Repayment of notes payable	(318,983)	(60,445)
Payment of deferred consideration	(1,559,443)	—
Proceeds from issuance of related party debt	1,780,000	—
Repayment of related party notes payable	(1,374,544)	—
Repurchase of warrant issued for cash	(75,000)	—
Distribution to noncontrolling interest	—	(884)
Proceeds from the issuance of shares in private placement, net of issuance costs	11,488,848	7,169,779
Net cash provided by financing activities	10,640,878	8,347,246
Net increase in cash	4,653,578	2,894,728

Cash, beginning of period	14,302,699	11,407,971
Cash, end of period	$18,956,277	$14,302,699

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$65,784	$7,184
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Capital expenditures in accounts payable	$194,290	$—
Capital expenditures financed with notes payable	$665,606	$13,348
Issuance of Class A shares for vested RSUs	$64	$59
Shares issued in acquisition of Zodega	$564,185	$—
Acquisition holdback amount	$28,826	$—
Recognition of ROU asset and lease liabilities	$201,414	$—
Loan - part of purchase cost	$820,000	$—
Recognition of deferred consideration payable in acquisition of ANC Potter’s	$—	$146,844
Recognition of redeemable noncontrolling interest in acquisition of ANC Potter’s	$—	$1,145,363
Recognition of deferred consideration payable in acquisition of ANC Smith’s	$—	$1,275,443
Recognition of redeemable noncontrolling interest in acquisition of ANC Smith’s	$—	$2,000,197
Recognition of deferred consideration payable in acquisition of ANC Zodega	$247,000	$—
Recognition of non-redeemable noncontrolling interest in acquisition of ANC Zodega	$1,950,766	$—

The accompanying notes are an integral part of these consolidated financial statements

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

On October 4, 2019, Andover Environmental Solutions, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Heath L. Legg, pursuant to which Andover Environmental Solutions, LLC purchased sixty percent (60)% of the membership interests of ANC Green Solutions I, LLC, a Delaware limited liability company, for $4.0 million, subject to certain adjustments (the “Business Combination”).

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

On February 3, 2020, ANC Green Solutions – Potter’s, LLC, a wholly-owned subsidiary of the Company (“ANC Potter’s”), entered into an Asset Purchase and Contribution Agreement with Potter’s Professional Lawn Care, Inc, and its shareholders, pursuant to which ANC Potter’s purchased a sixty (60)% interest in Potter’s Professional Lawncare, Inc.’s property and assets, for $1.68 million, subject to certain adjustments. Potter’s Professional Lawn Care, Inc., a Florida corporation, is engaged in the business of commercial and residential fully-integrated lawn maintenance and landscape services including lawn care, new landscape design and installation, pest control, irrigation and arbor care.

On February 28, 2020, Smith’s Tree Care, LLC, a wholly-owned subsidiary of the Company (“Smith’s Buyer”), entered into an Asset and Equity Purchase and Contribution Agreement (the “Smith Acquisition Agreement”) with Smith’s Tree Care, Inc., a Virginia corporation (“Smith’s Seller”), Utro Crane Company, Inc., a Virginia corporation, Utro Crane Company, LLC, a Delaware limited liability company and indirect subsidiary of the Company, and ANC Green Solutions – Smith’s, LLC, a Delaware limited liability company and indirect subsidiary of the Company (“ANC Smith’s”). Pursuant to the Smith Acquisition Agreement, among other things, (a) Smith’s Buyer acquired a sixty percent (60)% interest in all of property and assets of Smith Tree Care, Inc. and Utro Crane Company, Inc, (together, the “Seller Parties”) for an aggregate purchase price of approximately $3.0 million, subject to certain adjustments and (b) Smith’s Seller conveyed, transferred, assigned and delivered to ANC Smith’s an undivided forty percent (40)% interest in the acquired assets in exchange for equity securities of ANC Smith’s. The Seller Parties are engaged in the business of commercial and residential fully-integrated tree care, tree service, tree removal, stump grinding, mulching, logging, and related services.

On January 20, 2021, the Company, through an indirect wholly-owned subsidiary, entered into an Asset and Equity Purchase and Contribution Agreement (the “Zodega Purchase Agreement”) with Litton Enterprises Inc. D/B/A Zodega-TIS Services, a Texas corporation (“Zodega Seller”), the Zodega Seller shareholders and ANC Green Solutions-Zodega, LLC, a Delaware limited liability company (“ANC Zodega”), pursuant to which, among other things, (i) the Company purchased an undivided fifty-one percent (51)% interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets (the “Acquired Assets”), in consideration for 51,290 shares of our Class A Common Stock (including 5,129 holdback shares), with a value of approximately $0.6 million, subject to certain adjustments, as set forth on the Zodega Purchase Agreement, (ii) Zodega Seller conveyed, transferred, assigned and delivered to ANC Zodega an undivided forty-nine percent (49)% interest in the Acquired Assets in exchange for equity securities of ANC Zodega’s and (iii) at the closing, for and in consideration of the transfer of the Majority Interest, Zodega Seller conveyed, transferred, assigned, and delivered to ANC Zodega, 51,290 ANC Shares (including 5,129 holdback shares), the aggregate value of such ANC Shares being equal to $564,185 and shall assume the Assumed Liabilities. The acquisition was accounted for as a business combination using the acquisition method of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $1.0 million, to fund the acquisition of substantially all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.3 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement. The guarantors of this Note are Robert Dihu and Larry Litton Jr., the sole shareholders of the Borrower, and each of their respective spouses.

On February 18, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.3 million, to fund the acquisition of substantially all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.1 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement. The guarantors of this Note are Robert Dihu and Larry Litton Jr., the sole shareholders of the Borrower, and each of their respective spouses.

On February 19, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $2.0 million, to fund the acquisition of substantially all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.9 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement. The guarantors of this Note are Robert Dihu and Larry Litton Jr., the sole shareholders of the Borrower, and each of their respective spouses.

On March 12, 2021, the Company’s subsidiary ANC Green Solutions- Zodega made a capital call, as defined in the limited liability agreement of ANC Zodega, of $0.8 million, to fund the acquisition of substantially all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC. In connection with funding the capital call for the acquisition, the Company entered into a promissory note agreement with Litton Enterprises Inc. for $0.2 million. The promissory note agreement bears interest at a rate of WSJ Prime plus 7.0% and is due to be repaid by the minority interest holder to the Company on the fourth anniversary of the note agreement. The guarantors of this Note are Robert Dihu and Larry Litton Jr., the sole shareholders of the Borrower, and each of their respective spouses.

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

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments, amounts recorded in business combinations, fair values assigned to intangible assets acquired, impairment of goodwill and long-lived assets, and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in prior period have been reclassified to conform with current period presentation. The revision resulted in an increase to Cost of Services and an equal and offsetting decrease to General and Administrative Expense. There is no impact on loss from operations, net loss, net loss attributable to noncontrolling interest, net loss attributable to common shareholders, or net loss per common share. In addition, there is no impact on the Company’s consolidated balance sheet, consolidated statement of equity and redeemable noncontrolling interest, or the consolidated statement of cash flow for the year ended December 31, 2020.

Principles of Consolidation

The Company’s policy is to consolidate all entities in which it has a controlling financial interest. For consolidated entities that are less than wholly-owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s consolidated balance sheets and consolidated statements of equity and redeemable noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in the Company’s consolidated statements of operations.

The accompanying consolidated financial statements include the accounts of Andover National Corporation and its consolidated subsidiaries, ANC Green Solutions I, ANC Potter’s, ANC Smith’s and ANC Zodega’s. All material inter-company balances and transactions have been eliminated. On April 18, 2022, the Company sold its 51% interest in ANC Zodega.

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests that contain an option of the noncontrolling shareholders to require the Company to purchase their interest as redeemable noncontrolling interests within mezzanine equity on the Company’s consolidated balance sheet.

Cash

The Company considers all cash on hand and in banks, including certificates of deposit and highly liquid investments with maturities of three months or less from the date of purchase to be cash.

Concentration and Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the customer base. No customer accounted for more than 10% of total revenue for the years ended December 31, 2021 and 2020.

Accounts Receivable, net

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

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of the allowance for doubtful accounts:

	Year Ended December 31,
	2021	2020
Allowance for doubtful accounts, beginning of period	$27,162	$2,467
Bad debt expense	70,013	24,695
Allowance for doubtful accounts, end of period	$97,175	$27,162

Prepaid expenses and other current assets

Prepaid expenses consist of payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses primarily consist of payments associated with the professional services. Other current assets primarily consist of a certificate of deposit in relation to a line of credit with ANC Zodega for $250,000.

Inventory

The Company’s inventories represent nursery and landscape materials and finished goods, and are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value.

Interest receivable - related party loan

Interest receivable - related party loan consists of interest on the promissory note receivable with Litton Enterprises Inc., as detailed in footnote 13, which were issued in the first quarter of 2021. The promissory note agreements bear interest at a rate of WSJ Prime plus 7.0%, due and payable on the fourth anniversary of the date of this note. The balance of interest receivable - related party loan as of December 31, 2021 was $0.1 million. On April 18, 2022, the related party loan was sold by the Company, as part of the sale of its 51% interest in ANC Zodega.

Property and Equipment, net

Property and equipment, net, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term. As of December 31, 2021 and 2020, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

Useful Lives
(in years)
Vehicles	5-10
Equipment	5-7
Buildings	15
Leasehold improvements	5
Office equipment	5-7

Equipment replacement, maintenance and repair costs, which do not extend the lives of the assets, are charged to operating expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) historical, current and/ or projected operating or cash flow losses associated with the use of the asset; (ii) significant changes in the extent or manner in which the assets are used; (iii) significant changes in the business climate in which the assets are used, such as negative industry or economic trends, or increased competitive pressures; (iv) a significant decline in the market price of the asset; and (v) legal or regulatory changes. The

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The Company does not test for impairment in the year of acquisition of premises and equipment, so long as those premises and equipment are acquired from unrelated third parties.

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

Goodwill

Goodwill represents the excess acquisition cost over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative analysis is not required. If the Company concludes otherwise, the Company is required to perform a quantitative analysis. The quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, then a goodwill impairment will be recognized. As of December 31, 2021, the Company recognized a total of $6,825,388 in goodwill impairment loss.

Intangible Assets, net

Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. As of December 31, 2021, the Company recognized a total of $192,150 in intangible asset impairment loss. At least annually, the remaining useful life is evaluated.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company applies the provisions of Accounting Standard Codification (“ASC”) Topic 805, Business Combinations, in the accounting for business acquisitions. ASC 805 requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, preacquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (the “revenue standard”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligation in the contract
●	Step 5: Recognize revenue when the company satisfies a performance condition

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

Stock-based compensation

The Company accounts for its stock-based compensation arrangements in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement of compensation expense for all stock-based compensation granted to employees and non-employees at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss applicable to the common stockholders by the weighted average number of shares of common stock outstanding during the reporting periods. Diluted net loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as warrants and restricted stock units that would result in the issuance of incremental shares of common stock.

In computing the basic and diluted net loss per share applicable to common stockholders for the years ended December 31, 2021 and 2020, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive. Common stock equivalents are not considered in the calculation of earnings per share due to their anti-dilutive impact. Included within common stock equivalents are the restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”) outstanding as of December 31, 2021, which are not considered in the calculation of earnings per share due to their anti-dilutive impact. As of December 31, 2021, there are 176,098 PSUs outstanding, which are inclusive of all historical RSUs converted to PSUs during the year ended December 31, 2021.

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

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, and 2020, the recorded values of cash, accounts receivable, and accounts payable approximate the fair values due to the short-term nature of the instruments. The recorded values of long-term debt are adjusted for interest to approximate the fair values.

Income Taxes

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

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosure. In accordance with this guidance, tax positions must meet a more-likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

The Company’s policy is to account for income tax related interest and penalties in the provision for income taxes in the accompanying consolidated statements of operations.

Segment Information

The Company operates under one segment which provides residential and commercial lawncare services.

Retirement Plans

The Company maintains defined contribution retirement plans for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up the Internal Revenue Service limit of $19,500 ($26,000 for employees 50 years or over) for 2021. The Company contributed approximately $46,000 and $27,000 of match to employee contributions during the years ended December 31, 2021 and 2020, respectively.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies goodwill impairment testing. This new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard in 2021. There was no impact on the financial statements or related disclosures of the Company from the adoption of this standard.

Note 3 – Revenue

Contract Balances

Changes in the Company’s contract assets and liabilities were as follows:

	Year Ended
	December 31,	December 31,
	2021	2020	Change
Contract assets	$1,581,588	$490,987	$1,090,601
Contract liabilities	113,691	—	113,691
Net contract assets	$1,467,897	$490,987	$976,910

The Company’s contract assets and contract liabilities during the years ended December 31, 2021, and 2020, reflect accounts receivable and unearned revenue, respectively.

Remaining Performance Obligations

As of December 31, 2021 the Company had an immaterial amount of remaining performance obligations associated with contracts with an original duration of greater than one year. The Company will generally recognize revenue as the services are performed, which is typically ratably over the terms of the contracts, which the Company believes to be the best measure of progress. The Company recognizes revenues as it completes services to its customers in an amount reflecting the total consideration it expects to receive from the customer. The Company does not expect to recognize a significant amount of revenue in future periods as most of its contracts have a duration of one year or less.

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by source:

	For the Year Ended December 31,
	2021	2020
Lawncare and tree care service revenue	$18,600,426	$7,620,131
Franchise revenue	86,360	82,735
Total revenue	$18,686,786	$7,702,866

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Business Combinations

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Potter’s (in thousands):

Total purchase price, net of cash acquired	$1,529

Assets acquired:
Accounts receivable and other current assets	107
Property and equipment	234
Right-of-use asset	113
Identifiable intangible assets	1,285
Total assets acquired	$1,739
Liabilities assumed:
Accounts payable and accrued liabilities	$84
Lease liability	113
Notes payable	139
Deferred cash consideration	147
Non-controlling interest in ANC Green Solutions- Potters	1,145
Total liabilities assumed	$1,628
Estimated fair value of net assets acquired:	$111

Goodwill	$1,418

The Company identified tradename, customer relationship and non-compete intangible assets. The tradename, customer relationship and non-compete intangible assets are amortized on a straight-line basis over its estimated useful life (see Note 6).

The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how and is expected to be deductible for income tax purposes.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated statement of operations for the year ended December 31, 2020 includes revenue of approximately $1.8 million and loss from operations of approximately $0.2 million, including intangible amortization expense, contributed by ANC Potter’s.

In the year ended December 31, 2020, the Company incurred $0.1 million of transaction costs related to the acquisition of ANC Potter’s, which are recorded in general and administrative expenses.

ANC Green Solutions Smith’s

As described in Note 1, on February 28, 2020, the Company acquired a 60% membership interest in ANC Smith’s for $3.0 million cash, consisting of $2.6 million paid at closing and an aggregate of $0.4 million in deferred consideration, and working capital adjustment, to be paid on the one- and two-year anniversary of the closing of the acquisition. In addition, the ANC Smith’s acquisition agreement provides that the Smith Seller is entitled to an amount, if any, by which the final working capital, as defined in the agreement, delivered by the Smith Seller is greater than the target working capital provided for in the agreement, (the “Smith Working Capital Adjustment”). As of December 31, 2021, the Company settled the Smith Working Capital Adjustment due to Smith Seller for approximately $1.0 million.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of ANC Smith’s (in thousands):

Total purchase price, net of cash acquired	$1,651

Assets acquired:
Accounts receivable and other current assets	167
Property and equipment	1,117
Identifiable intangible assets	1,537
Total assets acquired	$2,821

Liabilities assumed:
Accounts payable and accrued liabilities	$80
Deferred cash consideration	1,276
Non-controlling interest in ANC Green Solutions- Smith	2,000
Total liabilities assumed	$3,356
Estimated fair value of net assets acquired:	$(535)

Goodwill	$2,186

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

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated statement of operations for the year ended December 31, 2020 includes revenue of approximately $3.3 million and income from operations, including amortization expense, of approximately $0.3 million contributed by ANC Smith’s.

During the year ended December 31, 2020, the Company incurred $0.1 million of transaction costs related to the acquisition of ANC Smith’s, which are recorded in general and administrative expenses.

ANC Zodega and subsidiaries

As described in Note 1, on January 20, 2021, the Company acquired a 51% membership interest in ANC Green Solutions- Zodega, in exchange for consideration of 46,161 shares of the Company’s Class A common stock, as well as 5,129 holdback shares, with a total value of approximately $0.6 million.

On January 26, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Texas Seasons Corporation through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $0.7 million cash, consisting of $0.5 million paid at closing and a gross potential payout of $0.2 million in deferred consideration.

On February 18, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Greentex Landscaping Inc., through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $0.2 million cash, consisting of $0.2 million paid at closing and an aggregate of approximately $0.1 million in deferred consideration to be paid on the one-two-and three year anniversary of the closing of the acquisition.

On February 19, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of C.J.’s Yardworks, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $2.0 million, consisting of $1.5 million paid at closing, a $0.4 million promissory note, and transaction expenses of $0.1 million.

On March 12, 2021, the Company’s subsidiary ANC Green Solutions- Zodega acquired all of the assets and property of Lillard Lawn & Landscaping, Inc. through the Company’s indirect subsidiary and ANC Zodega’s wholly-owned subsidiary Zodega Landscape Services, LLC for $0.8 million, consisting of $0.4 million paid at closing and a $0.4 million promissory note.

After the 2021 quarterly financial statements were issued, the Company received a final valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company has estimated that the fair value of the identifiable intangible assets and property and equipment acquired is $1.8 million and $0.8 million, respectively. As a result, the fair value of the identifiable intangible assets acquired was increased by $1.8 million and the fair value of the property and equipment acquired was increased by $0.1 million, on December 31, 2021, due to this new information, with a corresponding net decrease to goodwill of $2.0 million. In addition, the change to the provisional amount of identifiable intangible assets resulted in an increase in amortization expense and accumulated amortization of $0.1 million, which all relates to the 2021 reporting period. The change to the provisional amount of property and equipment resulted in an increase to depreciation expense and accumulated depreciation of less than $0.1 million, which all relates to the 2021 reporting period.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed for all of the acquisitions of ANC Zodega and subsidiaries (in thousands):

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation- Zodega and subsidiaries

Stock purchase price	$564
Cash purchase price, net of cash acquired	1,212
Total purchase price	$1,776

Assets acquired:
Accounts receivable and other current assets	58
Property and equipment	812
Right-of-use asset	341
Customer relationships	1,427
Tradenames	354
Total assets acquired	$2,992

Liabilities assumed:
Holdback	$29
Accounts payable and accrued expenses	91
Contract liability	93
Warranty liability	180
Notes payable	108
Promissory notes	820
Lease liability	341
Deferred cash consideration	247
Non-controlling interest in Zodega subsidiaries	1,951
Total liabilities assumed	$3,860
Estimated fair value of net assets acquired:	$(868)

Goodwill	$2,644

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

The year ended December 31, 2021 includes the operations of Zodega Landscape Services, LLC for the period from January 20, 2021, the date of acquisition, to December 31, 2021, the operations of Zodega Landscape Services, LLC - Texas Seasons for the period from January 26, 2021, the date of acquisition, to December 31, 2021, the operations of Zodega Landscape Services, LLC - Greentex Landscaping from February 18, 2021, the date of acquisition, to December 31, 2021, the operations of Zodega Landscape Services, LLC - C.J.’s Yardworks, Inc. from February 19, 2021, the date of acquisition, to December 31, 2021, and the operations of Zodega Landscape Services, LLC - Lillard Lawn & Landscaping, Inc. from March 12, 2021, date of acquisition, to December 31, 2021. The consolidated statement of operations for the year ended December 31, 2021 includes approximately $9.0 million and $3.6 million of revenue and net loss respectively, contributed by ANC Zodega.

During the year ended December 31, 2021, the Company incurred $0.2 million of transaction costs related to the acquisition of ANC Zodega, which are recorded in general and administrative expenses.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the ANC Potter’s, ANC Smith’s and ANC Zodega and Subsidiaries’ acquisitions discussed above for the year ended December 31, 2020, as if the acquisitions had occurred as of the beginning of the first period presented instead of on February 3, 2020, February 28, 2020, January 20, 2021, January 26, 2021, February 18, 2021, February 19, 2021, and March 12, 2021, respectively.

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

The proforma financial information for the Company, ANC Potter’s, ANC Smith’s and ANC Zodega and Subsidiaries is as follows. Pro forma adjustments for ANC Potter’s and ANC Smith’s are not included in 2021 proforma information as the acquisitions occurred on February 3, 2020 and February 28, 2020, respectively:

	Year Ended December 31,
Description	2021	2020
Revenues	19,270,936	15,651,697
Net loss attributable to common shareholders	(8,151,096)	(2,704,897)

For purposes of the pro forma disclosures above, the primary pro forma adjustments for the year ended December 31, 2021 include the elimination of transaction costs of approximately $0.2 million, and additional intangible asset amortization of approximately $0.3 million. The primary pro forma adjustments for the year ended December 31, 2020 include the elimination of transaction costs of approximately $0.2 million, and additional intangible asset amortization of $0.1 million.

Note 5 - Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2021	2020
Vehicles	$644,374	$469,399
Equipment	3,759,250	1,815,095
Land	174,585	174,585
Buildings	51,947	51,947
Leasehold improvements	102,886	66,886
Office equipment	4,077	5,892
Total property and equipment	4,737,119	2,583,804
Less: Accumulated depreciation	(1,254,181)	(435,886)
Property and equipment, net	$3,482,938	$2,147,918

Depreciation expense was $0.8 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company purchased property and equipment totaling $0.5 million in cash.

During the year ended December 31, 2021, the Company had $0.2 million of capital expenditures in accounts payable and $0.7 million of capital expenditures financed with notes payable.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6- Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2021 and 2020 consist of the following:

Goodwill
Balance at December 31, 2019	$4,309,766
Acquisition of ANC Smith’s	2,185,748
Acquisition of ANC Potter’s	1,417,609
Balance at December 31, 2020	7,913,123
Acquisition of Zodega subsidiaries	2,643,546
Impairment of Zodega and Superior Services goodwill	(6,825,388)
Balance at December 31, 2021	$3,731,281

As of December 31, 2021 and 2020, the Company’s intangible assets consisted of the following:

		December 31, 2021
	Weighted average
	amortization period		Accumulated	Impairment
	(in years)	Gross	Amortization	Loss	Net
Tradenames	6.5	$1,285,800	$(252,666)	$—	$1,033,134
Customer relationships	4.9	4,716,100	(1,387,112)	(192,150)	$3,136,838
Non-compete agreements	4.7	564,000	(168,820)	—	$395,180
		$6,565,900	$(1,808,598)	$(192,150)	$4,565,152

		December 31, 2020
	Weighted average
	amortization period		Accumulated
	(in years)	Gross	Amortization	Net
Tradenames	7.5	$932,000	$(125,708)	$806,292
Customer relationships	5.7	3,289,000	(611,709)	$2,677,291
Non-compete agreements	6.6	564,000	(79,893)	$484,107
		$4,785,000	$(817,310)	$3,967,690

Intangible asset impairment loss related to Superior Services customer relationships was $0.2 million and $0.0 million for the years ended December 31, 2021 and 2020, respectively.

Amortization expense was $1.0 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

2022	$989,404
2023	989,404
2024	973,154
2025	727,469
2026	388,590
Thereafter	497,131
Total	$4,565,152

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- Leases

The Company leases facilities under agreements classified as operating leases that expire in 2023, 2024 and 2026. The Company’s leases include renewal options; however, renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. The Company does not act as a lessor or have any leases classified as financing leases.

In connection with the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company assumed lease agreements with third party vendors. The leases resulted in a $0.2 million right of use asset and a $0.2 million lease liabilities.

During the year ended December 31, 2021, the Company entered into three new lease agreements, with interest rates ranging from 4% to 7%. Monthly payments for the new leases range from $488 to $4,950. Total rent payments made on new leases during the year ended December 31, 2021 totaled $68,035. The lease agreements are for machinery, equipment, and office space.

At December 31, 2021 and 2020, the Company had operating lease liabilities of $0.6 million and $0.3 million, respectively, and right of use assets of $0.5 million and $0.3 million, respectively.

Lease expenses during the year ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Operating lease expense	$292,095	$89,500
Short-term lease rent expense	68,517	78,574
	$360,612	$168,074

The weighted-average remaining lease term as of December 31, 2021 was 3.7 years. The weighted-average discount rate was 6%.

Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$239,303	$89,500

Lease Maturity

The Company’s future maturity of its operating lease liability is as follows:

2022	$292,852
2023	251,584
2024	55,176
Thereafter	—
Total future minimum lease payments	$599,612
Less imputed interest	(37,978)
Total	561,634
Less: current portion of lease liabilities	(292,852)
Lease liabilities, net of current portion	$268,782

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accounts Payable and Accrued Liabilities

As of December 31, 2021 and 2020, the Company’s accounts payable and accrued liabilities consisted of the following:

	Year Ended December 31,
	2021	2020
Accounts payable	$1,308,593	$317,038
Accrued professional fees	320,510	197,597
Accrued franchise tax	—	77,600
Accrued payroll	303,331	26,423
Due to noncontrolling interest	47,133	66,706
Accounts payable and accrued liabilities	$1,979,567	$685,364

Note 9– Notes Payable and Related Party Notes Payable

As of December 31, 2021 and 2020, the Company’s notes payable consisted of the following:

	Year Ended December 31,
	2021	2020
Equipment notes	$1,682,325	$761,075
Promissory notes	799,562	—
Line of credit	250,000	—
PPP loans	—	378,346
	2,731,887	1,139,421
Less: current portion of notes payable	(848,060)	(385,963)
Notes payable, net of current portion	$1,883,827	$753,458

As of December 31, 2021 and 2020, the Company’s related party notes payable consisted of the following:

	Year Ended December 31,
	2021	2020
Related party notes payable	$409,066	$—
Less: current portion of related party notes payable	(162,066)	—
Related party notes payable, net of current portion	$247,000	$—

The Company’s future maturity of its notes payable and related party notes payable are as follows:

As of December 31,
2021
2022	$848,060
2023	571,977
2024	571,977
2025	571,977
2026	167,896
Thereafter	—
Total	$2,731,887

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31,
2021
2022	$162,066
2023 and thereafter	247,000
Total	$409,066

Related party note

During the year ended December 31, 2021, ANC Zodega entered into an unsecured related party loan agreement with a related party, Litton Enterprises. This loan represents a cash infusion for Zodega from Litton Enterprises, with $247,000 due on the fifth anniversary of the date of this Note, and the rest is due on demand. During the year ended December 31, 2021, proceeds from issuance of the related party note were $1.8 million and repayments on the related party note were $1.4 million.

Line of credit

During the year ended December 31, 2021, ANC Zodega entered into a line of credit agreement (“LOC”) for a total of $0.3 million. The LOC was entered into on November 10, 2021, with a maturity date of November 9, 2022. The LOC is between ANC Zodega and Bank of Texas.

Equipment notes

During the year ended December 31, 2021, ANC Smith’s entered into a secured loan agreement with an aggregate principal balance of $0.5 million for purchase of certain equipment. The equipment note bears interest at a fixed rate of 2.85% and are due to be repaid in monthly installments over a five year term.

During the year ended December 31, 2020, ANC Smith’s entered into secured loan agreements with an aggregate principal balance of $0.7 million for the purchase of certain equipment. The equipment notes bear interest at a fixed rate of 2.85% and are due to be repaid in monthly installments over their five year terms.

ANC Potter’s is party to equipment loan agreements, the proceeds of which were used to purchase certain equipment and a truck. The loans have remaining terms ranging from less than one year to less than five years, with approximate monthly principal payments of $3,370, and bear a weighted average annual interest rate of 5.1%. There were no security interests granted under the terms of the equipment notes.

ANC Zodega assumed secured loan agreements, as part of the acquisition discussed in Note 1, with an aggregate principal balance of $0.1 million for the purchase of certain equipment. The equipment notes bear interest at multiple interest rates and are due to be repaid in monthly installments over the six year terms.

The Company made aggregate principal payments of approximately $315,000 and $60,000 on its equipment notes for the year ended December 31, 2021 and 2020, respectively.

Promissory notes

On February 19, 2021, the Company entered into an agreement with CJ’s Yardworks, Inc. to issue a promissory note of $400,000, which bears interest at 5.0% of the principal amount. The payments for this note began three months after closing (May 19, 2021). The promissory note matures on May 19, 2026. The note is to be repaid by sixty equal payments of $7,548 which commenced in May 2021.

On March 12, 2021, the Company entered into an agreement with Lillard Lawn & Landscape Inc. to issue a promissory note of $420,000, which bears interest at 6.0% of the principal amount. The payments for this note shall not begin until the first business day of the seventh full calendar month after closing (October 12, 2021), and no interest shall accrue on the note until such time. The promissory note matures on October 12, 2026. The note is to be repaid by sixty equal payments of $8,120 which commenced in October 2021.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company made aggregate principal payments of approximately $44,000 on its promissory notes.

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

During the year ended December 31, 2020, the Company applied for forgiveness of the PPP Loans with respect to these covered expenses. ANC Smith’s forgiveness application was accepted in November 2020 and the Company recognized $0.2 million in Forgiveness of note payable in its consolidated statement of operations for the year ended December 31, 2020.

In March 2021, ANC Potter’s PPP loan forgiveness application was accepted and the Company recognized $0.2 million in Forgiveness of note payable in its consolidated statement of operations for the year ended December 31, 2021.

In March 2021, ANC Green Solutions’ PPP Loan forgiveness application was accepted and the Company recognized $0.16 million in Forgiveness of note payable in its consolidated statement of operations for the year ended December 31, 2021.

Note 10 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock, par value $0.001 as of December 31, 2021 and December 31, 2020. No shares of preferred stock were issued or are outstanding as of December 31, 2021 and December 31, 2020.

Common Stock

The Company has authorized 67.5 million shares of common stock, $0.001 par value per share as of December 31, 2021 and 2020, of which 60.0 million shares are designated as Class A Common Stock and of which 7.5 million are designated as Class B Common Stock. Both classes of common stock qualify for and share equally in dividends, if declared by the Company’s board of directors (the “Board”). In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company, after rights of the holders of the preferred stock, if any, have been satisfied.

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

During the year ended December 31, 2021, the Company issued 64,048 shares of its class A Common Stock for vested restricted stock units (“RSUs”). The shares were issued for the vested RSUs on a 1:1 basis.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in private placements, issued and sold to the accredited investors an aggregate of 1,088,053 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $12.0 million and net proceeds of $11.5 million. Of the 1,088,053 shares of Class A Common Stock, shares were issued to related parties for gross proceeds to the Company of $9.3 million and net proceeds of $8.8 million.

As noted in Note 1, the Company purchased an undivided fifty-one percent (51)% interest in all of Zodega Seller’s right, title and interest in and to all of Zodega Seller’s property and assets in consideration for 51,290 shares (including 5,129 holdback shares) of the Company’s Class A common stock, with a value of approximately $0.6 million, subject to certain adjustments, as set forth in the Zodega Purchase Agreement. On April 18, 2022, the Company entered into a Membership Interest Purchase Agreement with Litton Enterprises, a related party, to sell its 51% interest in ANC Zodega. Refer to Note 16 for details.

During the year ended December 31, 2020, the Company entered into separate subscription agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold to the accredited investors an aggregate of 673,751 shares of its Class A Common Stock, at an offering price of $11.00 per share, for gross proceeds to the Company of $7.4 million and net proceeds of $7.1 million.

As of December 31, 2021 and 2020, there were 3,696,326 and 2,416,866 shares of Class A Common Stock outstanding, respectively.

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

On November 1, 2021, 81,198 shares of Class B Common Stock were converted into 81,198 shares of Class A Common Stock.

As of December 31, 2021 and 2020, there were 0 and 81,198 shares of Class B Common Stock outstanding, respectively.

Warrants

As of December 31, 2021, the Company had no outstanding warrants.

The Class W-1 and Class W-2 warrants, (together, the “Warrants”) were issued by the Company and were fully vested. On February 2, 2021, all outstanding Warrants were terminated and a refund of $75,000 was returned to the Warrant Holders for the original purchase price for the Warrants.

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

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity during the period December 31, 2020 through December 31, 2021 is as follows:

		Weighted	Weighted average
		average	remaining contractual
	Warrants	exercise price	life (in years)
Outstanding as of December 31, 2019	2,250,000	$13.75	8.70
Outstanding as of December 31, 2020	2,250,000	13.75	7.70
Forfeited	(2,250,000)	13.75	—
Outstanding as of December 31, 2021	—	$—	—

Note 11 - Stock-based Compensation

The Andover National Corporation 2019 Equity Incentive Plan (the “Plan”) provides for the issuance of incentive and non-incentive stock options, stock grants and stock-based awards. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant.

As of December 31, 2021 an aggregate of 289,577 shares of common stock were authorized under the Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the terms of the Plan. As of December 31, 2021, no shares of common stock were available for future grants under the Plan.

The fair value of the Company’s restricted stock and restricted stock unit grants were determined by reference to recent or anticipated cash transactions involving the sale of the Company’s common stock.

The Company recorded total stock-based compensation expense of$1.1 million and $1.0 million during the years ended December 31, 2021 and 2020, respectively. Of the $1.1 million stock-based compensation expense recorded in 2021, $1.1 million relates to the Restricted Stock Units and $0.0 million relates to the Performance Restricted Stock Units. This is due to the reversal of previously recognized stock-based compensation expense for Jeffrey C. Piermont’s Restricted Stock Units due to forfeiture.

Restricted Stock Units

Below is a table summarizing the unvested restricted stock units through December 31,2021:

		Weighted average
		grant-date fair
	Units	value
Unvested as of December 31, 2019	150,000	$11.00
Granted	18,182	11.00
Vested	(49,424)	11.00
Forfeited	(13,750)	11.00
Unvested as of December 31, 2020	105,008	$11.00
Granted	139,500	11.00
Vested	(64,048)	11.00
Cancelled	(180,460)	11.00
Unvested as of December 31, 2021	—	$—

The fair value of restricted stock units that vested during year ended December 31, 2021 and 2020 was approximately $0.7 million and $0.5 million, respectively.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Restricted Stock Units

On October 5, 2021, the Board granted a total of 225,579 performance restricted stock units (“PSUs”) to certain directors, officers, and advisors of the Company in exchange for the cancellation of 180,460 previously issued and unvested restricted stock units (“RSUs”). The PSUs add a performance vesting condition that will only be satisfied upon the occurrence of a “Liquidity Event” as defined in the PSU Agreement to include the listing of a class of the Company’s equity securities on a national securities exchange or the occurrence of a Change of Control (as defined in the Plan). The PSUs were granted under the Plan. Each PSU represents a contingent right to receive one share of the Company’s Class A Common Stock. In addition to the performance vesting condition described above, the grants are also subject to time-based vesting conditions set forth in the individual PSU agreements. The time-based vesting conditions range from 0 to 3 years.

On November 1, 2021, Jeffrey C. Piermont, the Company’s President and Chief Operating Officer, resigned from the Company. In connection with the resignation, Mr. Piermont forfeited each of his outstanding shares of performance restricted stock units (49,481 in total).

On March 31, 2022, Milun Patel, the Company’s Chief Financial Officer, was terminated from the Company. In relation to this termination, Mr. Patel forfeited all unvested equity awards on March 31, 2022.

Below is a table summarizing the unvested performance restricted stock units through December 31, 2021:

		Weighted average
		grant-date fair
	Units	value
Unvested as of December 31, 2020	—	$—
Granted	225,579	11.00
Vested	—	11.00
Forfeited	(49,481)	(11.00)
Unvested as of December 31, 2021	176,098	$—
Total unrecognized expense remaining	$515,021
Weighted average years expected to be recognized over	0.95

Note 12 - Loss Per Common Share

The Company calculates basic loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options and restricted stock units, that would result in the issuance of incremental shares of common stock. For the year ended December 31, 2021 and 2020, the earnings per share amounts are the same for Class A Common and Class B Common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculations of basic and diluted income (loss) per common share are as follows:

	For the Year Ended December 31,
	2021	2020

Numerator:
Net loss attributable to common shareholders	$(8,311,162)	$(3,225,275)

Denominator:
Weighted average Class A common shares outstanding	3,502,581	1,914,846
Weighted average Class B common shares outstanding	71,076	81,198
Weighted average Class A and Class B common shares outstanding - Basic	3,573,657	1,996,044
Dilutive effect of potential common shares	—	—
Weighted average Class A and Class B common shares outstanding - Diluted	3,573,657	1,996,044

Net loss per share attributable to Class A and Class B Common shareholders - Basic	$(2.33)	$(1.62)
Net loss per share attributable to Class A and Class B Common shareholders - Diluted	$(2.33)	$(1.62)

The following potentially dilutive securities outstanding for the years ended December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.

	December 31,
	2021	2020
Unvested Restricted Stock Units	—	105,008
Unvested Performance Restricted Stock Units	176,098	—
Warrants	—	2,250,000
	176,098	2,355,008

Note 13 – Related Party Transactions

The Company occupies a portion of commercial office space that is leased by Peter Cohen LLC, which provides the space to the Company at cost on a month-to-month basis for approximately $6,000 per month. There is no security deposit associated with this agreement. The Company paid approximately $69,000 and $79,000 to Mr. Cohen during the years ended December 31, 2021 and 2020, respectively. This sub-lease agreement was subsequently terminated in April 2022.

In December 2020, the Company entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, LLC, controlled by board member Joshua Pechter, for 18,182 shares of Class A Common Stock in exchange for $200,002 cash.

In January 2021, the Company sold 454,546 shares to Valuequest Partners, LLC for gross proceeds to the Company of $5.0 million. Valuequest Partners, LLC maintains the Company’s board member William Greenblatt as a board member.

In January 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share with The Brandon T. Greenblatt, 2015 Trust, The Maggie S. Greenblatt, 2015 Trust, and The Steven J. Greenblatt 2015 Trust for 109,090 shares of Class A Common Stock each in exchange for an aggregate of $1,199,990 cash. The trusts are affiliated with Interim Chief Executive Officer and board member William Greenblatt.

In February 2021, the Company and each of Blumenthal Family Investment Joint Venture, L.P. and The Peter A. Cohen Revocable Trust (the “Warrant Holders”) entered into Warrant Cancellation Agreements in order to terminate the Warrants and to refund the Warrant Holders the original purchase price for the Warrants. The Warrant Holders were an entity controlled by an advisor, an officer of the Company and an entity controlled by an officer, respectively.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, controlled by board member Joshua Pechter, for 18,182 shares of Class A Common Stock in exchange for $200,000 cash.

In February 2021, the Company entered into a subscription agreement at an offering price of $11.00 per share, with PENSCO Trust Company Custodian FBO Peter Cohen SEP IRA, on behalf of Peter A. Cohen, for 45,455 shares of Class A Common Stock in exchange for $500,000 cash.

In November 2021, Jeffrey C. Piermont resigned as President and Chief Operating Officer of the Company. Upon resignation, Mr. Piermont forfeited each of his outstanding shares of performance restricted stock units (49,481 in total).

In connection with the funding of the capital calls for the ANC-Zodega Subsidiaries acquisitions, as described in Note 1, the Company entered into unsecured promissory note agreements with Litton Enterprises Inc. for $1.4 million. The outstanding balance of the promissory note receivable as of December 31, 2021 was approximately $1.2 million. The promissory note agreements bear interest at a rate of WSJ Prime plus 7.0%, payable semiannually. The Company recognized $119,808 in interest income during the year ended December 31, 2021 related to this agreement. The outstanding balance of the promissory note was included as part of the sale of ANC Zodega to Litton Enterprises in April 2022.

In connection with the Business Combination, the Company entered into two lease agreements with the minority interest holders of ANC Green Solutions I. The lease agreement is for a period of five years. The Company paid $51,000 during both the years ended December 31, 2021 and 2020, related to this lease agreement.

In connection with the Potters Acquisition, the Company entered into a lease agreement with the minority interest holders of ANC Potter’s. The lease agreement is for a period of three years. The Company paid $42,000 and $38,500 during the years ended December 31, 2021 and 2020, respectively, related to this lease agreement

Note 14 - Commitments and Contingencies

Legal Proceedings

On October 27, 2021, CJ’s Yardworks, Inc. filed a lawsuit against the Company’s then-subsidiary, Zodega Landscape Services, LLC. Currently, CJ’s Yardworks, Inc. (plaintiff and counter-defendant in the case) asserts claims against Zodega Landscape Services, LLC (defendant, counter-plaintiff, and third-party plaintiff in the case), two of Zodega’s employees (defendants in the case), and Zodega’s current owner (defendant in the case) in connection with Zodega’s purchase of assets related to the CJ’s Yardworks business in February 2021 (the “CJ Acquisition Transaction”).

CJ’s Yardworks asserts claims of breach of contract, conversion, and fraudulent conveyance. CJ’s Yardworks alleges that Zodega has collected and failed to remit accounts receivables that still belong to CJ’s Yardworks, and that Zodega is late on payments under a promissory note owed to it by Zodega. CJ’s Yardworks seeks monetary damages, prejudgment and post-judgment interest, and other remedies deemed appropriate by the court on a joint and several liability basis. One of the owners of CJ’s Yardworks has also asserted that Zodega has breached the consulting agreement and real property lease entered into in connection with the CJ Acquisition Transaction and seeks monetary damages.

Zodega counter-sued CJ’s Yardworks and its owners (as third-party defendants) for breach of contract, fraud, negligent misrepresentation, and unjust enrichment. Zodega’s counter-claims assert that CJ’s Yardworks and its owners misrepresented financial and other material information to Zodega in connection with the CJ Acquisition Transaction to inflate the purchase price of the acquisition and breached contractual representations, warranties, covenants, and obligations under the transaction documents for the CJ Acquisition Transaction. Zodega seeks monetary damages, attorneys’ fees, exemplary and treble damages, and any other relief deemed appropriate by the court.

Zodega and CJ’s Yardworks have filed answers to the respective complaints, and discovery has begun. The lawsuit is currently pending in the District Court of Harris County, Texas, 152nd Judicial District (Case No. 2021-70626).

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our operating businesses. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For financial reporting purposes, the Company’s consolidated loss before income taxes is $11,473,394.

The reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	3.6%	3.6%
Non-controlling interest	—%	—%
Other permanent items	(0.2)%	(0.2)%
Change in valuation allowance	(24.4)%	(24.4)%
Income taxes provision	—%	—%

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2021:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	2,455,649	1,334,445
Stock-based compensation	243,362	141,914
Amortization	450,496	973
Passthrough entity	305,262	178,676
Other	45	45
Total deferred income tax assets	3,454,814	1,656,053
Deferred tax liabilities:
Depreciation	—	—
	—	—
Valuation allowance	(3,454,814)	(1,656,053)
Deferred tax asset, net of allowance	—	—

As of the years ended December 31, 2021 and 2020, the Company has federal and state net operating loss carryforwards of approximately $10.4 million and $5.6 million, respectively. Federal and State net operating losses carryforward indefinitely.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

As of December 31, 2021, the net deferred tax assets less deferred tax liabilities for 2021 were fully offset by the deferred tax liability and a valuation allowance on the remaining balance. A valuation allowance of $3,454,814, has been recorded in order to measure only

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance changed by $1,798,761 in the year 2021. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are improved or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth in the relevant jurisdictions.

As required by the uncertain tax position guidance in ASC No. 740, Income Tax the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, and state and local jurisdictions, where applicable. The Company has no operations in foreign countries. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2018 to the present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

Note 16 - Subsequent Events

On January 1, 2022, ANC Zodega entered into a lease agreement (the “Lease”) with VIG Lang Business Park, LLC (the “Landlord”) to rent real property. The term of the lease is 42 months, beginning on the start date, with options to extend for additional terms. The lease payments begin at approximately $1,098 per month, increasing on an annual basis each July throughout the lease term.

On February 1, 2022, ANC Zodega entered into a secured promissory note (the “Note”) with Andover Environmental Solutions, LLC for a principal amount of $392,238. The principal balance of the Note matures and is payable on the second anniversary of the date of the Note. The interest rate on this Note is 7.25% on an annual basis, payable semiannually.

On March 2, 2022, the Company and Peter Cohen, the Company’s CEO and co-founder mutually agreed to Mr. Cohen’s resignation as CEO effective immediately.  Mr. Cohen remained as Chairman of the Board of the Company.  Company Director William Greenblatt assumed responsibility as Interim CEO effective March 2 to May 20, 2022.

On March 31, 2022, Milun Patel, the Company’s Chief Financial Officer, was terminated from the Company. The Board of Directors of the Company has assumed responsibility for duties previously performed by Mr. Patel. In relation to this termination, Mr. Patel forfeited all unvested equity awards on March 31, 2022.

Andover National Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2022, Andover Environmental Solutions, LLC, a Delaware limited liability company, entered into a Membership Interest Purchase Agreement with Litton Enterprises Inc. and Messrs. Robert Dihu and Larry Litton Jr., pursuant to which, among other things, the sale of the fifty-one percent (51)% interest of ANC Zodega, will consolidate indirect ownership of all of the Zodega Opco Assets.  The aggregate purchase price for the Purchased Interests (the “Purchase Price”) was equal to: (i) the Promissory Note, Pledge, and Guaranty by Purchaser and the pledgors and guarantors specified therein in the principal amount of One Million Eight Hundred Thousand and No/100 Dollars ($1,800,000.00) which is to be received on or by May 27, 2022, and (ii) 51,290 shares of class “A” common stock of Andover National Corporation, a Delaware corporation. In relation to this sale, the Litton and Zodega loans to ANC Zodega were forgiven. The total amount lent to Litton and Zodega, both including interest, was $1,330,558 and $849,903, respectively. In 2021, Zodega contributed approximately 48% of Andover National consolidated revenues and approximately $3.6 million in loss from operations, $3.6 million in net loss, and $1.8 million in net loss attributable to common shareholders.

On May 20, 2022, the Company and Mr. Greenblatt, Interim CEO, mutually agreed to Mr. Greenblatt’s resignation as Interim CEO effective immediately. Company Director Peter Cohen assumed responsibility as Interim CEO effective immediately. Mr. Greenblatt remains as a Director of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As a smaller reporting company, we are not required to provide this information.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s evaluation identified the following material weaknesses as of December 31, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting, and lack of formal review process including multiple levels of review over financial reporting areas. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls were not effective and procedures were not adequate.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

As of December 31, 2021, our board of directors consisted of five (5) members. The following table sets forth the names and ages of all of our directors.

Name	Age	Position
Peter A. Cohen	75	Chief Executive Officer and Executive Chairman of the Board of Directors
Rehana S. Farrell	51	Director
Jules B. Kroll	80	Director
William Greenblatt	64	Director
Joshua Pechter	47	Director

Biographical information with respect to our directors is provided below. There are no family relationships between any of our executive officers or directors.

Peter A. Cohen, our Executive Chairman, has served as our Executive Chairman since February 2019 and served as our Chief Executive Officer from October 2019 until March 2022 and now serves as our Interim Chief Executive Office effective May 20, 2022. Mr. Cohen has served as Vice Chairman of the board of directors of Scientific Games Corporation since September 2004 and as a member of the board of directors of PolarityTE, Inc. since June 2018. Mr. Cohen previously served as Chairman of Cowen Inc. (formerly known as Cowen Group, Inc.), a diversified financial services company, from 2009 through June 2018, and served as its Chief Executive Officer from 2009 through December 2017. Mr. Cohen was a founding partner and principal of Ramius LLC, a private investment management firm formed in 1994 that acquired Cowen in late 2009. From 1990 to 1994, Mr. Cohen served as Chairman and Chief Executive Officer of Republic New York Securities, as Vice Chairman of the board of directors of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was Chairman and Chief Executive Officer of Shearson American Express from 1983 to 1990. Over his career, Mr. Cohen also founded several companies, including RCG Longview (a real estate management business), Hale & Hearty Soup (a New York-based quick service restaurant chain), Linkem S.p.A. (a wireless broadband company operating in Italy), and Omnitel Pronto Italia (a cellular telephone company now operating as Vodafone in Italy). Mr. Cohen is currently a Trustee of Mount Sinai Medical Center and has served on its board of directors for approximately thirty years. He earned a Bachelor of Science degree from Ohio State University, and a Master of Business Administration degree from Columbia University.

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

Jules B. Kroll joined our board of directors in February 2019 and served until April 1, 2022. Mr. Kroll currently serves as the Chairman of Kroll Bond Rating Agency. In 1972, he established Kroll Associates Inc., the prototype of a professional services firm dedicated to mitigating risk. His firm, which he sold to Marsh & McLennan Companies in 2004, ultimately reached annual revenues of $1 billion. Mr. Kroll was named “Entrepreneur of the Year” by his alma mater Cornell University in 2003 and was honored with the U.S. Entrepreneurial Award by British American Business Inc. in 2002. He is a member of the board of directors of the Managed Funds Association and currently serves as board president of the John Jay College of Criminal Justice Foundation. Mr. Kroll received a Bachelor of Arts degree from Cornell University and a Juris Doctor from Georgetown University Law Center.

William Greenblatt joined our board of directors in February 2021, and served as our Interim Chief Executive Officer from March 2022 to May 2022. Mr. Greenblatt has served as the Founder and Chairman of Montague Street Capital since April 2017. In 1986, Mr. Greenblatt founded Sterling Check, one of the pioneers of the background screening industry, and served as its chief executive officer until December 2014 and chairman of the board of directors until November 2019. Mr. Greenblatt was named “Entrepreneur of the Year” by Ernst & Young in 2006 and received the “Entrepreneur of the Year Award” from the University of Maryland in 2010. Mr. Greenblatt serves as the chairman of the board of directors of each of OpenDoctors247 and Bushwick, LLC as well as a member of the board of directors of Fairygodboss.com, Sterling Check, Remote Legal, the University of Maryland, The Benjamin Cardozo School of Law and United Jewish Appeal. Mr. Greenblatt earned a Bachelor of Arts degree from the University of Maryland and a Juris Doctor from The Benjamin Cardozo School of Law.

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

Board of Directors Meetings and Committees

In 2021, the board of directors held six meetings which each contained a quorum.

We have a Compensation Committee of our board of directors, however, because of lack of financial resources available to us, we do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2021 to (1) Peter A. Cohen, who was serving as our Chief Executive Officer as of December 31, 2021, (2) Jeffrey C. Piermont, who served as our President and Chief Operating Officer from September 2018 to November 2021, and (3) Milun K. Patel, who was serving as our Chief Financial Officer as of December 31, 2021, who are all of our named executive officers as of December 31, 2021, with the exception of Jeffrey C. Piermont.

Summary Compensation Table

				All Other
Name and Principal Position	Year	Salary	Stock Awards[1]	Compensation[2]	Total
Peter A. Cohen	2021	$281,542	$398,762	$—	$680,304
Chief Executive Officer	2020	$25,000	$—	$—	$25,000

Jeffrey C. Piermont	2021	$330,000	$55,000	$347,175	$732,175
Former President, Chief Operating Officer, and Secretary	2020	$300,000	$—	$14,748	$314,748

Milun K. Patel	2021	$330,000	$55,000	$217,250	$602,250
Former Chief Financial Officer	2020	$300,000	$200,002	$2,251	$502,253
Total 2021 Compensation		$941,542	$165,000	$564,425	$1,670,967

Narrative Disclosure to Summary Compensation Table

We currently have no written employment agreements with any of our officers, directors, or key employees. Below is a description of Mr. Piermont’s employment agreement as it existed before his separation from the Company in November 2021.

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

1.Represents the aggregate grant date fair value of the awards as determined under Financial Accounting Standards Board Accounting Standards Codification Topic No. 718-20, Awards Classified as Equity (“FASB ASC Topic 718”), recognized by us for awards granted during 2021 and 2020, as applicable. Awards granted in 2021 and subsequently forfeited have been excluded. For more information, including assumptions, regarding the valuation of these awards refer to Note 11 to our consolidated financial statements for the period ended December 31, 2021.

2 All other compensation includes the Company’s matching 401k contributions, bonuses, and severances.

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

Outstanding Equity Awards at Fiscal Year-End

	Number of Shares	Market Value of
	or Units of Stock	Shares or Units of
	That Have Not	Stock That Have
Name	Vested (#)	Not Vested ($)
Peter A. Cohen	52,085.00	$572,935.00

Milun K. Patel	59,424.00[3]	$653,664.00

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Director Compensation

	Fees earned or paid
Name	in cash	Stock awards[4]	Total
Rehana S. Farrell	$—	$65,318	$65,318

Jules B. Kroll	$—	$65,318	$65,318

William Greenblatt	$—	$130,625	$130,625

Joshua Pechter	$—	$130,625	$130,625

3 These outstanding equity awards were forfeited during the first quarter of 2022.

4 Represents the aggregate grant date fair value of the awards as determined under FASB ASC Topic 718, recognized by us for awards granted during 2021. For information, including assumptions, regarding the valuation of these awards refer to Note 11 to our consolidated financial statements for the period ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about the Company’s 2019 Equity Incentive Plan as of December 31, 2021 (the “2019 Plan”):

Number of
securities
	(a) Number of	Weighted	available for
	securities to be	average	future issuance
	issued upon	exercise price	under equity
	exercise of	of outstanding	compensation
	outstanding	options,	plans excluding
	options, warrants	warrants and	securities
Plan Category	and rights	rights	reflected in column (a)
Equity compensation plans approved by security holders[5]	—	$—	—

Summary Description of the 2019 Plan

In February 2019, the Company assumed the 2019 Plan in connection with its change of domicile to Delaware from Utah pursuant to a merger. The terms of the 2019 Plan provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance-based awards and other stock-based awards. Stock options may be granted under the 2019 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2019 Plan may be granted with terms of up to ten years. The total number of shares of our common stock initially reserved for issuance under the 2019 Plan was equal to 1,000,000. Additionally, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on each January 1, beginning with January 1, 2020, and continuing until January 1, 2029 by an amount equal to the lesser of (i) 5% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Board. As of December 31, 2021, there were zero shares of common stock were available for future grants under the 2019 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Class A Common Stock beneficially owned as of April 22, 2022 by: (i) each of our named executive officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 22, 2022 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 3,650,165 shares of Class A Common Stock outstanding on April 22, 2022.

Shareholders	Shares	Percentage
Directors and Named Executive Officers
Peter A. Cohen	380,141	10.4%
Rehana S. Farrell	5,625	*
William Greenblatt	350,069	9.6%
Jules B. Kroll	5,625	*
Joshua Pechter	65,795	*
All Officers and Directors as a Group	801,630	22.0%
All Greater than 5% Holders
Valuequest Partners, LLC	454,546	12.5%
Peter A. Cohen	380,141	10.4%
William Greenblatt	350,069	9.6%
Lonestar Partners LP	200,000	5.5%

5 Our 2019 Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2020 fiscal year in an amount equal to the least of (i) 5% of the outstanding shares of our common stock as of January 1 of each year, or (ii) such number of shares of our common stock as determined by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

●	On December 14, 2020, we entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, LLC, controlled by Joshua Pechter, for 18,182 shares of Class A Common Stock in exchange for $200,002 cash.
●	On February 5, 2021, we entered into a subscription agreement at an offering price of $11.00 per share, with Cacti Asset Management, LLC, controlled by Joshua Pechter, for 18,182 shares of Class A Common Stock in exchange for $200,002 cash.
●	On February 11, 2021, we entered into a subscription agreement at an offering price of $11.00 per share, with the Peter A. Cohen Revocable Trust, on behalf of Peter A. Cohen, for 45,455 shares of Class A Common Stock in exchange for $500,005 cash.

Director Independence

See “Directors, Executive Officers and Corporate Governance -Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our current independent registered public accounting firm, MaloneBailey, LLP, for the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees[6]	$331,000	$125,735
Audit Related Fees[7]	$—	$35,000
Tax Fees[8]	$6,000	$4,000
All Other Fees[9]	$—	$—
Total Fees	$337,000	$164,735

6 Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings.

7 Audit-Related Fees include fees incurred for due diligence in connection with potential transactions and accounting consultations.

8 Tax fees would include fees for services rendered for tax compliance, tax advice, and tax planning.

9 All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with MaloneBailey, LLP in 2021 and 2020.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.1*

Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed on March 30, 2020 (File No. 000-55882).

10.1†	Form of Warrant Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021).
10.2†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021).
10.3†	Amendment No. 1 to the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2021).
10.4†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2021 (File No. 000-55882)).
10.5†

Separation Agreement and Release of All Claims, dated November 1, 2021, between the Company and Jeffrey C. Piermont (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2021 (File No. 000-55882)).

10.6*	Asset Purchase and Contribution Agreement, dated January 20, 2021, among Zodega Landscape Services, LLC, ANC Green Solutions – Zodega, LLC, Litton Enterprises Inc., Robert Dihu and Larry Litton Jr.
10.7*	Membership Interest Purchase Agreement, dated April 18, 2022, between Andover Environmental Solutions LLC and Litton Enterprises Inc.
10.8

Form of Subscription of Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2019 (File No. 000-55882)).

10.9†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2021 (File No. 000-55882)).
14.1	Code of Business Conduct and Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 000-55882)).
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Chairman’s Letter dated March 4, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2021 (File No. 000-55882)).

99.2	Chairman’s Letter dated October 19, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2021 (File No. 000-55882)).
99.3	Chairman’s Letter dated November 23, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 23, 2021 (File No. 000-55882)).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

†Indicates a management contract or compensatory plan or arrangement.

*Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2022	By:	/s/ Peter A. Cohen
Peter A. Cohen
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Peter A. Cohen	Interim Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2022
Peter A. Cohen	Principal Financial Officer and Principal Accounting Officer)

/s/ Rehana S. Farrell	Director	May 24, 2022
Rehana S. Farrell

/s/ William Greenblatt	Director	May 24, 2022
William Greenblatt

/s/ Joshua Pechter	Director	May 24, 2022
Joshua Pechter